Form 10-K
period 1993-12-31
EASTERN UTILITIES ASSOCIATES
filed 1994-03-31
CIK 31224

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                     Form 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended December 31, 1993

                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                              Commission File Number 1-5366
                              Eastern Utilities Associates
                 (Exact name of registrant as specified in its charter)


      Massachusetts                                 04-1271872
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
Incorporation or organization)

One Liberty Square, Boston, Massachusetts             02109
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:  (617) 357-9590

Securities registered pursuant to Section 12(b) of the Act:
Title of each Class                Name of each Exchange on which registered
Common Shares, par value                 New York Stock Exchange
    $5 per share                         Pacific Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ X ]  No [   ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ X ]

   State the aggregate market value of the voting stock held by non-affiliates of the registrant. As of March 21, 1994:
                        Common Shares, $5 par value - $499,603,064
   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                        Common Shares Outstanding at March 21, 1994
                                       19,592,277
                           Documents Incorporated by Reference
Portions of the Annual Report to Shareholders for the year ended December 31, 1993, are incorporated by reference into Part II.
Portions of the Proxy Statement dated March 28, 1994 are incorporated by reference into Part III.



                          EASTERN UTILITIES ASSOCIATES

                         1993 Annual Report on Form 10-K
                                Table of Contents

                                     PART I


                                                                         Page

Table of Contents. . . . . . . . . . . . . . . . . . . . . . . . . . . . (i)

Glossary of Defined Terms. . . . . . . . . . . . . . . . . . . . . . . . (iv)

Item 1. BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

     General . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

     EUA Cogenex . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

     Construction and Energy Related Investments . . . . . . . . . . . .  6

     Fuel for Generation . . . . . . . . . . . . . . . . . . . . . . . .  7

     Nuclear Power Issues. . . . . . . . . . . . . . . . . . . . . . . .  9

          General. . . . . . . . . . . . . . . . . . . . . . . . . . . .  9
          Decommissioning. . . . . . . . . . . . . . . . . . . . . . . . 10
          Yankee Atomic. . . . . . . . . . . . . . . . . . . . . . . . . 11
          Seabrook Unit 2. . . . . . . . . . . . . . . . . . . . . . . . 11

     Public Utility Regulation . . . . . . . . . . . . . . . . . . . . . 11

     Rates . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

          FERC Proceedings . . . . . . . . . . . . . . . . . . . . . . . 14
          Massachusetts Proceedings. . . . . . . . . . . . . . . . . . . 15
          Rhode Island Proceedings . . . . . . . . . . . . . . . . . . . 16

     Environmental Regulation. . . . . . . . . . . . . . . . . . . . . . 17

          General. . . . . . . . . . . . . . . . . . . . . . . . . . . . 17
          Electric and Magnetic Fields . . . . . . . . . . . . . . . . . 19
          Water Regulation . . . . . . . . . . . . . . . . . . . . . . . 19
          Air Regulation . . . . . . . . . . . . . . . . . . . . . . . . 20

     Environmental Regulation of Nuclear Power . . . . . . . . . . . . . 21

     Energy Policy . . . . . . . . . . . . . . . . . . . . . . . . . . . 22






                                       (i)

                                 PART I (continued)


                                                                         Page

Item  2. PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . .   23

     Power Supply . . . . . . . . . . . . . . . . . . . . . . . . . . .   23
     Generating Units in Service. . . . . . . . . . . . . . . . . . . .   24
     Other Property . . . . . . . . . . . . . . . . . . . . . . . . . .   25

Item  3. LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . .   25

     Rate Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .   25
     Environmental Proceedings. . . . . . . . . . . . . . . . . . . . .   25
     Shareholder Proceeding . . . . . . . . . . . . . . . . . . . . . .   29
     Other Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .   29

Item  4. SUBMISSION OF MATTERS TO A VOTE OF
             SECURITY HOLDERS . . . . . . . . . . . . . . . . . . . . .   30

         Executive Officers of the Registrant . . . . . . . . . . . . .   30


                                     PART II

Item  5. MARKET FOR REGISTRANT'S COMMON STOCK AND
             RELATED SHAREHOLDER MATTERS. . . . . . . . . . . . . . . .   32

Item  6. SELECTED DATA. . . . . . . . . . . . . . . . . . . . . . . . .   32

Item  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . . .   32

Item  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY
             DATA . . . . . . . . . . . . . . . . . . . . . . . . . . .   32

Item  9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . . .   33


                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
             REGISTRANT . . . . . . . . . . . . . . . . . . . . . . . .   33

Item 11. EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . .   33

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT. . . . . . . . . . . . . . . . . . .   33

Item 13. CERTAIN RELATIONSHIPS AND RELATED
             TRANSACTIONS . . . . . . . . . . . . . . . . . . . . . . .   34



                                      (ii)

                                     PART IV


                                                                         Page

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, and
             REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . .   34

     (a)(1)  Financial Statements . . . . . . . . . . . . . . . . . . .   34

     (a)(2)  Financial Statement Schedules. . . . . . . . . . . . . . .   34

     (a)(3)  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . .   34

     (b)  Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . .   48

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   49

Financial Statement Schedules . . . . . . . . . . . . . . . . . . . . .   50

Report of Independent Accountants . . . . . . . . . . . . . . . . . . .   56


                                      (iii)

                            GLOSSARY OF DEFINED TERMS

          The following is a glossary of frequently used abbreviations and/or acronyms found throughout this report:

The EUA System Companies

     Blackstone                     Blackstone Valley Electric Company
     Eastern Edison                 Eastern Edison Company
     EUA                            Eastern Utilities Associates
     EUA Cogenex                    EUA Cogenex Corporation
     EUA Day                        EUA Day Company, a subsidiary of EUA
                                     Cogenex
     EUA Nova                       EUA Nova, a division of EUA Cogenex
     NEM                            Northeast Energy Management, Inc., a
                                      subsidiary of EUA Cogenex
     EUA Energy                     EUA Energy Investment Corporation
     EUA Ocean State                EUA Ocean State Corporation
     EUA Service                    EUA Service Corporation
     Montaup                        Montaup Electric Company
     Newport                        Newport Electric Corporation
     Registrant                     EUA
     Retail Subsidiaries            Blackstone, Eastern Edison
                                      and Newport

Non-Affiliated Companies

     Aquidneck                      Aquidneck Power Limited Partnership
     Great Bay Power                Great Bay Power Corporation (formerly EUA
                                      Power)
     Maine Yankee                   Maine Yankee Atomic Power Company
     OSP                            Ocean State Power Project Units 1 and 2
     Yankee Atomic                  Yankee Atomic Electric Company

Regulators/Regulations

     1935 Act                       Public Utility Holding Company Act of 1935
     Bankruptcy Court               United States Bankruptcy Court for the
                                      District of New Hampshire
     CERCLA                         Federal Comprehensive Environmental
                                      Response, Compensation and Liability
                                      Act of 1980
     Chapter 21E                    Massachusetts Oil and Hazardous Material
                                      Release Prevention and Response Act
     Clean Air Act Amendments       Clean Air Act Amendments of 1990
     CRMC                           Rhode Island Coastal Resources Management
                                    Council
     DEP                            Massachusetts Department of Environmental
                                      Protection
     DEQE                           Massachusetts Department of Environmental
                                      Quality Engineering
     DOE                            Department of Energy
     Energy Act                     Energy Policy Act of 1992
     EPA                            Federal Environmental Protection Agency


                                     (iv)


                       GLOSSARY OF DEFINED TERMS (Cont'd)

Regulators/Regulations (continued)

     FASB                           Financial Accounting Standards Board
     FAS87                          Employers' Accounting for Pensions
     FAS96                          Statement No. 96 "Accounting for Income
                                      Taxes"
     FAS106                         Statement No. 106 "Accounting for
                                      Post-Retirement Benefits Other Than
                                      Pensions"
     FAS107                         Statement No. 107 "Disclosures about
                                      Fair Value of Financial Instruments"
     FAS109                         Statement No. 109 "Accounting for Income
                                      Taxes"
     FAS112                         Statement No. 112 "Employers' Accounting
                                      for Post-Employment Benefits"
     FERC                           Federal Energy Regulatory Commission
     IRS                            Internal Revenue Service
     MCP                            Massachusetts Contingency Plan
     MDPU                           Massachusetts Department of Public
                                      Utilities
     NESCAUM                        Northeast States for Coordinated Air Use
                                      Management
     NHPUC                          New Hampshire Public Utilities
                                      Commission
     NRC                            Nuclear Regulatory Commission
     NWPA                           Nuclear Waste Policy Act
     OPA-90                         Oil Pollution Act of 1990
     Price-Anderson Act             The Price-Anderson Act, as amended by the
                                      Price-Anderson Amendments of 1988
     PURPA                          Public Utility Regulatory Policies Act
                                      of 1978
     RACT                           Reasonably Available Control Technology
     RCRA                           Resource Conservation and Recovery Act of
                                      1976
     RIDEM                          Rhode Island Department of Environmental
                                      Management
     RIDPUC                         Rhode Island Division of Public Utilities
                                      and Carriers
     RIPUC                          Rhode Island Public Utilities Commission
     SEC                            Securities and Exchange Commission
     SPCC                           Spill Prevention, Countermeasures, and
                                    Control Plan regulations
     USCG                           United States Coast Guard
     TSCA                           Toxic Substances Control Act

     Other

     AFUDC                          Allowance for Funds Used During
                                      Construction
     BTU                            British Thermal Unit
     C&LM                           Conservation and Load Management
     DSM                            Demand Side Management
     EMF                            Electric and Magnetic Fields

                                       (v)

                       GLOSSARY OF DEFINED TERMS (Cont'd)


Other (continued)

     EMS                            Energy Management Services
     EWG                            Exempt Wholesale Generator
     IPP                            Independent Power Producer
     kWh                            Kilowatthour
     MBTU                           Millions of British Thermal Units
     MOU                            Memorandum of Understanding
     MW                             Megawatt
     NEPOOL                         New England Power Pool
     NOx                            Nitrogen Oxides
     PCB                            Polychlorinated Biphenyls
     PRP                            Potentially Responsible Party
     QF                             Qualifying cogeneration and small power
                                      production facilities pursuant to PURPA
     Seabrook Project               Seabrook Nuclear Power Project located in
                                      Seabrook, New Hampshire





                                      (vi)

                                     PART I

Item 1.                             BUSINESS

General

     The Registrant, Eastern Utilities Associates, is a Massachusetts voluntary association organized and existing under a Declaration of Trust dated April 2, 1928, as amended, and is a registered holding company under the 1935 Act. EUA owns directly all of the shares of common stock of three operating retail electric utility companies: Blackstone, Eastern Edison and Newport. Blackstone operates in northern Rhode Island, Eastern Edison operates in southeastern Massachusetts, and Newport operates in south coastal Rhode Island. These subsidiaries are collectively referred to as the Retail Subsidiaries. Eastern Edison owns all of the permanent securities of Montaup, a generation and transmission company, which supplies electricity to Eastern Edison, to Blackstone, to Newport and to two unaffiliated utilities for resale. EUA also owns directly all of the shares of common stock of EUA Cogenex, EUA Energy, EUA Ocean State and EUA Service. EUA Service provides various accounting, financial, engineering, planning, data processing and other services to all EUA System companies. EUA Cogenex is an energy services and cogeneration company. EUA Energy was organized to invest in energy-related projects. EUA Ocean State owns a 29.9% interest in OSP's two gas-fired generating units. (See Item 2. PROPERTIES -- Power Supply.) The holding company system of EUA, the Retail Subsidiaries, Montaup, EUA Service, EUA Cogenex, EUA Energy and EUA Ocean State is referred to as the EUA System. For 1991 and 1992, electric utility operations accounted for approximately 95% and 92% of total operating revenues, respectively. For 1993, electric utility operations accounted for approximately 88% of total operating revenues. The remaining 12% of operating revenues in 1993 were attributable to EUA Cogenex.

     The EUA System supplies retail electric service in 33 cities and towns in southeastern Massachusetts and Rhode Island. The largest communities served are the cities of Brockton and Fall River, Massachusetts. The retail electric service territory covers approximately 595 square miles and has an estimated population of approximately 725,000. At December 31, 1993, EUA System companies served approximately 292,000 retail customers.

     Montaup supplies Eastern Edison and Blackstone with nearly 100% of each company's electric requirements, approximately 53% of Newport's electric requirements and approximately 85% of the electric requirements of the EUA System. About 47% of the net generating capacity of the EUA System comes from a combination of the following sources: (i) wholly owned EUA System generating plants, primarily Montaup's 156 MW Somerset facility located in Somerset, Massachusetts; (ii) Montaup's net entitlement of 207 MW from the 584 MW Canal No. 2 unit, which is located in Sandwich, Massachusetts and is 50% owned by Montaup; and, (iii) entitlements from units in which Montaup or Newport have partial ownership interests (by joint ownership through tenancy-in-common or by stock ownership) in which Montaup's or Newport's share is 4.5% or less. The remaining 53% of the net generating capacity of the EUA System comes from units in which Montaup or Newport have long-term or short-term power contracts for shares ranging from 0.49% to 41.67% of the unit's capacity, including 28% of the OSP Units 1 and 2 in which EUA Ocean State has a 29.9% partnership interest, or entitlements from the Hydro-Quebec Project through NEPOOL. On January 25, 1994, Somerset's Unit No. 5 was placed in deactivated reserve, resulting in the reduction of approximately 69 MW of the EUA System's total net generating capacity. Newport intends to become an all requirements customer of Montaup when Montaup's next change in its all requirements wholesale tariff rate is approved by FERC. At that time Newport, subject to obtaining regulatory approval, if necessary, expects to lease all of its generation and a share of its transmission facilities to Montaup. (See Item 2. PROPERTIES -- Power Supply for further details of the EUA System's sources of power supply).

     The Retail Subsidiaries and Montaup hold valid franchises, permits and other rights which are necessary to allow these companies to conduct electric business within the territories which they serve. Such franchises, permits and other rights contain no unduly burdensome restrictions or limitations upon duration.

     The EUA System's electric sales are seasonal to some extent due to electricity usage for heating and lighting in the winter and air conditioning in the summer.

     The EUA System is not dependent on a single customer or a few customers for its electric sales.

     There is no competition from other electric utilities within the retail territories served by the Retail Subsidiaries at this time. Federal law permits, however, certain federal facilities to by-pass the local utility and purchase power directly from another utility. It is possible that in the future retail competition could be imposed by legislative or regulatory action at the federal or state level.

     At the wholesale level, Montaup faces new sources of competition primarily as a result of PURPA, the Energy Act and other policies being implemented by the MDPU and considered by the RIPUC relating to the solicitation of competitive proposals for new generation sources. Non-utility wholesale generators, generally known as independent power producers or IPPs, are subject to FERC regulations under the Federal Power Act as well as various other federal, state, and local regulators. However, PURPA was intended, among other things, to promote national energy independence and diversification of energy supply and to improve the overall efficiency of energy usage. PURPA created a new class of non-utility power generation facilities called QFs. PURPA allows QFs to sell power generated by the QFs to local utilities at specified rates based on each utility's avoided cost. In order to further promote competition in energy supply, the Energy Act established a new class of non-utility generators, generally referred to as EWGs, which are exempt from the 1935 Act. As a complement to the federal initiatives, the MDPU and the RIPUC have implemented regulations which require utilities to integrate least-cost planning with competitive proposals to meet requirements for new generation. Both states have also approved a Memorandum of Understanding among Montaup and the Retail Subsidiaries that establishes a framework which makes possible a coordinated, regional review of the resource planning and procurement process of the EUA Companies. Montaup will face increased competition in the wholesale generating market, primarily based on price, from QFs and EWGs and in the future could be affected by such competition supplying generation to its customers. Several states have begun discussions on retail wheeling (the transmission of power from one utility for sale by that system to the retail customer of a different system). In Massachusetts, two House Bills dealing with retail wheeling were introduced in the legislature. Neither bill was enacted. In Rhode Island, the Energy Coordinating Council's subcommittee on Retail Wheeling did not reach a consensus on retail wheeling and stated that it was unlikely to do so. Therefore, no directives on retail wheeling are expected in Massachusetts or Rhode Island in the near future.

     All of the transmission facilities within the EUA System are inter connected with the NEPOOL transmission grid. Montaup and the Retail Subsidiaries are members of NEPOOL, which is open to all investor-owned, municipal and cooperative electric utilities in New England that are connected to the New England power grid. NEPOOL provides for coordinated planning of future facilities as well as operation of nearly 100% of the existing generating capacity in New England and of related transmission facilities essentially as if they were one system. The NEPOOL agreement imposes obligations concerning generating capacity reserve and the right to use major transmission lines, and provides for central dispatch of the generating capacity of NEPOOL's members with the objective of achieving economical use of the region's facilities. Pursuant to the NEPOOL agreement, interchange sales to NEPOOL are made at a price approximately equal to the fuel cost for generation without contribution to the support of fixed charges. The capacity responsibilities of Montaup and the Retail Subsidiaries under the NEPOOL agreement are based on an allocated share of a New England capacity requirement which is determined for each period on the basis of certain regional reliability criteria. Because of its participation in NEPOOL, the EUA System's operating revenues and costs are affected to some extent by the operations of other members.

     As of December 31, 1993, the number of EUA System regular employees was 1,444 of which 1,206 were in the core electric business and 238 were in the energy-related business. Relations with employees are considered to be satisfactory. Labor bargaining unit contracts covering approximately 267 employees of Eastern Edison in the Fall River area, of Newport and of Montaup expire in June 1995, September 1996 and March 1996, respectively. Approximately 30 of the 140 employees at Montaup's Somerset Station may be impacted by the deactivation of Unit No. 5, announced in January 1994. (See
Item 2. PROPERTIES -- Power Supply.)

EUA Cogenex

     EUA Cogenex is a wholly owned subsidiary of EUA. EUA Cogenex operates in three segments of the energy management industry:

     Energy Management Services (EMS)

     EMS encompasses EUA Cogenex's original business activities, in which EUA Cogenex provides EMS directly to institutional, commercial/industrial and governmental customers to reduce their energy costs and consumption. In its EMS programs, EUA Cogenex employs energy efficiency technology and equipment through building automation, lighting modifications, boiler replacement, and other heat recovery methods. EUA Cogenex is compensated for these services primarily through "shared savings" or energy services agreements in which EUA Cogenex and the customer, who occupies or owns a facility, agree upon a prescribed base year and a set of savings calculations. EUA Cogenex then receives a portion of the savings that result from the installation and maintenance of the energy efficient equipment in the facility. EUA Cogenex revenues under these agreements are dependent upon the actual achievement of energy savings; therefore EUA Cogenex assesses the financial and technical risk of each customer and project. EUA Cogenex finances the project and acts as the contractor for each project by engaging the necessary professionals to install and/or modify equipment.

Demand Side Management (DSM)

     EUA Cogenex participates in demand side management programs sponsored by electric utilities as a means to decrease both base load and peak demand on the utilities' systems. In utility DSM programs, EUA Cogenex contracts with the utility and its commercial and industrial customers in order to decrease the overall demand on the utility system or to reduce peak demand, curtailing the need for costly capacity additions. EUA Cogenex is paid by the utility based on the reduction in the demand on the utility's system and may also receive a portion of the customers' savings by entering into shared savings agreements of the type described above with those customers. EUA Cogenex contracts for utility DSM programs through a bidding process or participates in the utility's "Standard Offer Program". EUA Cogenex also may, from time to time, acquire existing DSM contracts or the benefits from those contracts from other DSM contractors.

     Self-Generation

     EUA Cogenex participates in various self-generation projects in which it installs electric and heat generating facilities for a particular building or group of buildings. Typically, electricity and heat can be generated by the cogeneration facility at a lower cost to the building owners or occupants than the retail cost of heating fuel and electricity sold by the local utility.
When combined with other energy management services provided by EUA Cogenex, cogeneration projects can result in savings to the owners or occupants, a portion of which is paid to EUA Cogenex. In a self-generation project, a cogeneration facility (i) is sized to a minimum base load thermal requirement for the customer and (ii) produces electricity which displaces a portion of the customer's retail electric consumption -- a so-called "inside the fence" application. EUA Cogenex's strategy has been to keep its cogeneration projects below a five megawatt level, sized to a minimum base load thermal requirement for the particular facility to avoid competition from larger independent power project developers.

     EUA Cogenex also provides consulting services to its customers in the form of training in the proper use and maintenance of the energy equipment. This service includes instruction in the use of existing equipment as well as newly installed equipment so that further energy savings can be realized. In addition, EUA Cogenex monitors installed projects on a 24 hour basis and dispatches third party contractors to make repairs and/or adjustments.

     There are no seasonal factors that impact normal business operations of EUA Cogenex.

     There is no single customer, small group of customers, or outside supplier, the loss of which would have a materially adverse effect on the operations of the business of EUA Cogenex.

     As a result of its ownership by EUA, a registered holding company under the 1935 Act, EUA Cogenex is regulated by the SEC in matters related to financing and asset acquisitions. In addition, the SEC requires that EUA Cogenex earn more than 50% of its revenues in the New England/New York area, not including revenues derived from development of qualifying cogeneration facilities and qualifying small power production facilities. To date, revenues have continued to grow within the New England/New York area so that they have not limited EUA Cogenex's growth outside that area. For the year ended December 31, 1993, approximately 72% of EUA Cogenex's revenues subject to this restriction were generated from within the New England/New York area. The Day Co. and NEM acquisitions, as discussed below, will provide additional revenues from the New England/New York area in 1994 and beyond. Nevertheless, EUA Cogenex is actively pursuing legislative action and may pursue regulatory action to mitigate any future negative impact that current geographic requirements may have on future revenues. If EUA Cogenex's endeavors are unsuccessful, revenues from outside the New England/New York area may be restricted.

     At December 31, 1993, EUA Cogenex employed 238 persons in its operations, of which 54 employees were added with the acquisitions of James L. Day Co. There were no additional EUA employees as a result of the acquisition of Northeast Energy Management, Inc. on January 4, 1994. (see below)

     EUA Cogenex's competition in the EMS market is comprised primarily of the manufacturers and distributors of the energy efficiency equipment which it installs. Competition within the DSM markets is primarily from other energy services companies and engineering consulting firms. Competition in the self-generation industry is limited given EUA Cogenex's focus on the small cogeneration units and its strategy of limiting development of new cogeneration projects.

     EUA Nova, a division of EUA Cogenex acquired in December, 1992, provides lighting services designed to achieve an efficiency gain through the integration of various lamp, ballast and light reflector products. EUA Nova's other business activities include the retail sale and installation of energy-conserving window film for residential, commercial, industrial and institutional sales and computer-aided designed custom lighting services.

     In December 1993, EUA Cogenex acquired the James L. Day Co. (renamed EUA
Day). EUA Day is primarily engaged in the business of customization, installation and servicing of building temperature control systems and process control systems for the purpose of energy conservation. These systems are primarily designed for regulating lighting and heating, ventilation and air-conditioning, but can also simultaneously be used for security surveillance, building entry and exit, equipment monitoring, and air quality monitoring. The acquisition of EUA Day is intended to enable EUA Cogenex to increase its market share in building control systems, and at the same time provide customers with EUA Day's expertise in system customization and enhanced applications.

     In January 1994, EUA Cogenex acquired Northeast Energy Management, Inc., a DSM contractor operating in Maine. EUA Cogenex acquired the existing utility DSM contract with Central Maine Power Company under its "Power Partners Program" for commercial/industrial energy efficiency projects. Because all of NEM's customers are located in Maine, the acquisition will allow EUA Cogenex to expand the services it provides in its base region (New England and New York). The acquisition will also afford EUA Cogenex the opportunity to market additional energy services to those customers and engage in new projects with other Central Maine Power Company customers.

     EUA Cogenex currently participates in seven partnerships. It is the managing general partner in six of the partnerships and a general partner in the seventh. EUA Cogenex also has limited partnership interest in six of the partnerships. EUA Cogenex has provided virtually all of the capital to the partnerships and is generally entitled to a return of, and on, this capital before any significant partnership distribution is made to the other general partners. All partnerships and their customers are subject to the same selection and screening process to establish acceptable credit quality.

     The rates charged by EUA Cogenex to its EMS and DSM customers are not subject to the jurisdiction of any regulatory agency. In addition, the prices charged by EUA Cogenex to its self-generation customers have not been regulated by any federal or state authority. In some states where EUA Cogenex has a QF facility, it is possible that a state public utility commission may seek to assert jurisdiction over the terms of EUA Cogenex's cogeneration contract.

     The following table sets forth the amounts of revenues, pre-tax income, net earnings and identifiable assets attributable to the consolidated operations of EUA Cogenex:

                                            Year Ended December 31,
                                           1993       1992       1991
                                                  (Thousands)

     Operating Revenues                 $ 66,912    $ 44,154    $ 29,729

     Pre-tax Income                     $  5,864    $  4,798    $  3,596

     Net Earnings                       $  3,536    $  2,839    $  2,785

     Total Assets                       $191,432    $150,658    $107,104

     See Note J of Consolidated Financial Statements contained in the Registrant's Annual Report to Shareholders for the year ended December 31, 1993 (Exhibit 13-1 filed herewith).

Construction and Energy Related Investments

     The EUA System's construction expenditures for the year ended December 31, 1993 were approximately $63.1 million (including AFUDC and capitalized interest of EUA Cogenex of approximately $2.4 million).

     Planned construction expenditures for 1994, 1995 and 1996, as set forth below, are estimated to total $278.9 million (including AFUDC and capitalized interest of approximately $13.5 million and estimated environmental expenditures and nuclear fuel costs where applicable). These projections do not include expenditures for compliance with nitrogen oxide emissions standards under the Clean Air Act for certain units in which Montaup has a joint ownership interest.

                                  EUA SYSTEM CONSTRUCTION PROGRAM
                                        (Dollars in Thousands)

                              1994        1995        1996     3-Yr.Total


      Generation            $21,281     $15,540     $20,847     $ 57,668
      Transmission            4,905       2,902         808        8,615
      Distribution           19,327      21,309      20,509       61,145
      General                   848       1,153         837        2,838
      Total Utility          46,361      40,904      43,001      130,266
      EUA Cogenex            45,491      51,563      51,563      148,617
        Total               $91,852     $92,467     $94,564     $278,883
                            =======     =======     =======     ========

     Investments in energy related facilities in 1993, primarily those of EUA Cogenex, amounted to approximately $13.2 million. Energy related investments of EUA Cogenex are estimated to be $11.3 million in 1994 and $10.0 million in 1995 and 1996, respectively.

Fuel for Generation

     For 1993, the EUA System's sources of energy, by fuel type, were as follows: 34% nuclear, 26% gas, 6% coal, 28% oil and 6% other. During 1993, Montaup had an average inventory of 87,108 tons of coal for its steam generating units at the Somerset Station, the equivalent of 62 days' supply (based on average daily output at 80% capacity factor for the coal units (see
Item 2. PROPERTIES -- Power Supply)). The cost of coal averaged about $46.14 per ton in 1993 which is equivalent to oil at $11.18 per barrel. Montaup intends to solicit bids from various suppliers of low sulfur content coal during the last three quarters of 1994. The 1993 year-end inventory of approximately 95,000 tons of high sulfur content coal will be reduced in order to facilitate the necessary changeover to all low sulfur content coal by December 31, 1994. Montaup also maintained an average inventory of jet oil of 3,397 barrels at an average cost per barrel of $26.28 during 1993 for its two peaking units at the Somerset Station.

     Canal Electric Company (Canal), on behalf of itself, Montaup and others has contracts with a supplier for up to 100% of the fuel-oil requirements of Canal Unit Nos. 1 and 2 for the period ending April 30, 1995. The contracts permit up to 20% of fuel oil purchases in the spot market. For 1993, the cost of oil per barrel at Canal averaged $13.78. Canal and Montaup have entered into agreements with Algonquin Gas Transmission Company (Algonquin) for Algonquin to provide gas transmission facilities and services to the Canal facilities. The agreements are subject to (i) Algonquin obtaining the appropriate permits and authorization to construct and operate the transmission facilities and (ii) Canal and Montaup receiving the necessary permits and authorizations to construct natural gas fired electric generation equipment and the facilities to receive natural gas.


     Montaup's costs of fossil and nuclear fuels for the years 1991 through 1993, together with the weighted average cost of all fuels, are set forth below:

                                                  Mills* per kWh
                                        ----------------------------------

                                        1993           1992           1991

       Nuclear   . . . . . . . . .       7.5            7.7            8.7
       Coal      . . . . . . . . .      24.1           21.2           21.4
       Oil       . . . . . . . . .      25.5           26.0           18.9
       Gas       . . . . . . . . .      15.1           13.0           16.2
       All fuels . . . . . . . . .      15.5           14.8           15.7

      *One Mill is 1/10 of one cent


     The rate schedules of Montaup and the Retail Subsidiaries are designed to pass on to customers the increases and decreases in fuel costs and the cost of purchased power, subject to review and approval by appropriate regulatory authorities (see Rates below).

     OSP has two gas supply contracts which expire December 14, 2009 and September 29, 2010, respectively for its two 250 MW generators. The cost of gas for 1993 averaged $1.15 per MBTU or approximately 9.7 mills per kWh generated.

     The owners (or lead participants) of the nuclear units in which Montaup has an interest have made, or expect to make, various arrangements for the acquisition of uranium concentrate, the conversion, enrichment, fabrication and utilization of nuclear fuel and the disposition of that fuel after use. The owners (or lead participants) of United States nuclear units have entered into contracts with the DOE for disposal of spent nuclear fuel in accordance with the NWPA. The NWPA requires (subject to various contingencies) that the federal government design, license, construct and operate a permanent repository for high level radioactive wastes and spent nuclear fuel and establish prescribed fees for the disposal of such wastes and fuel. The NWPA specifies that the DOE provide for the disposal of such waste and spent nuclear fuel starting in 1998. Objections on environmental and other grounds have been asserted against proposals for storage as well as disposal of spent nuclear fuel. The DOE anticipates that a permanent disposal site for spent fuel will be ready to accept fuel for storage or disposal by the year 2010. However, the NRC, which must license the site, stated only that a repository will become available by the year 2025. Montaup owns a 4.01% interest in Millstone Unit 3 and a 2.9% interest in Seabrook Unit 1. Northeast Utilities, the operator of the units, indicates that Millstone Unit 3 has sufficient on-site storage facilities to accommodate high-level wastes and spent fuel for the projected life of the unit. Only minimal capital expenditures are projected for the foreseeable future. Similarly, at the Seabrook Project, there is on-site storage capacity which, with minimal capital expenditures, should be sufficient for twenty years or until the year 2010. No near-term capital expenditures are anticipated to accommodate an increase in storage requirements after 2010. The Energy Act requires that a fund be created for the decommissioning and decontamination of the DOE uranium enrichment facilities. The fund will be financed in part by special assessments on nuclear power plants in which Montaup has an interest. These assessments will be calculated based on the utilities' prior use of the government facilities. These special assessment have been levied by the DOE starting in September 1993 and will continue over 15 years. This cost is passed on to the joint owners or power buyers as an additional fuel charge on a monthly basis.

Nuclear Power Issues

General:

     Nuclear generating facilities, including those in service in which Montaup participates, as shown in the table under Item 2. PROPERTIES -- Power Supply, are subject to extensive regulation by the NRC. The NRC is empowered to authorize the siting, construction and operation of nuclear reactors after consideration of public health, safety, environmental and anti-trust matters (see Yankee Atomic, below).

     The NRC has promulgated numerous requirements affecting safety systems, fire protection, emergency response planning and notification systems, and other aspects of nuclear plant construction, equipment and operation. These requirements have caused modifications to be made at some of the nuclear units in which Montaup has an interest. Montaup has been affected, to the extent of its proportionate share, by the costs of such modifications.

     Nuclear units in the United States have been subject to widespread criticism and opposition. Some nuclear projects have been cancelled following substantial construction delays and cost overruns as the result of licensing problems, unanticipated construction defects and other difficulties. Various groups have by litigation, legislation and participation in administrative proceedings sought to prohibit the completion and operation of nuclear units and the disposal of nuclear waste. In the event of cancellation or shutdown of any unit, NRC regulations require that it be completely decontaminated of any residual radioactivity. The cost of such decommissioning, depending on the circumstances, could substantially exceed the owners' investment at the time of cancellation.

     The continuing public controversy concerning nuclear power could affect the operating units in which Montaup has an interest. While management cannot predict the ultimate effect of such controversy, it is possible that it could result in the premature shutdown of one or more of the units (see Yankee Atomic, below).

     The Price-Anderson Act provides, among other things, that the liability for damages resulting from a nuclear incident would not exceed an amount which at present is about $9.2 billion. Under the Price-Anderson Act, prior to operation of a nuclear reactor, the licensee is required to insure against this exposure by purchasing the maximum amount of liability insurance available from private sources (currently $200 million) and to maintain the insurance available under a mandatory industry-wide retrospective rating program. Should an individual licensee's liability for an incident exceed $200 million, the difference between such liability and the overall maximum liability, currently about $9.2 billion, will be made up by the retrospective rating program. Under such a program, each owner of an operating nuclear facility may be assessed a retrospective premium of up to a limit of $79.3 million (which shall be adjusted for inflation at least every five years) for each reactor owned in the event of any one nuclear incident occurring at any reactor in the United States, with provision for payment of such assessment to be made over time as necessary to limit the payment in any one year to no more than $10 million per reactor owned. With respect to operating nuclear facilities of which it is a part owner or from which it contracts (on terms reflecting such liability) to purchase power, Montaup would be obligated to pay its proportionate share of any such assessment.

     Joint owners of nuclear projects are also subject to the risk that one of their number may be unable or unwilling to finance its share of the project's costs, thus jeopardizing continuation of the project. On February 28, 1991, EUA Power (now know as Great Bay Power Corporation), a 12.1% owner of the Seabrook Project in which Montaup has a 2.9% ownership interest, filed for protection under Chapter 11 of the Federal Bankruptcy Code. The Great Bay Power Corporation Plan of Reorganization was confirmed by the Bankruptcy Court on March 5, 1993. On February 2, 1994, the Official Bondholders Committee of Great Bay Power Corporation announced that it accepted a plan of reorganization financing proposal from Omega Advisers, Inc. which provide for a $35 million equity investment in exchange for 60% of the equity of the reorganized Great Bay Power Corporation. Implementation of the Omega proposal will require modification of the plan of reorganization and approval from the Bankruptcy Court, the NRC, FERC and the NHPUC. Under the plan, as modified, the bondholders will receive 40% of the equity in the reorganized Great Bay Power Corporation in exchange for their bondholder claims.

     On May 6, 1991, the New Hampshire Electric Cooperative, Inc. (NHEC), a 2.2% owner of the Seabrook Project, announced that it had filed for Chapter 11 bankruptcy protection. A reorganization plan, filed by the NHEC with the Bankruptcy Court in September, 1991 and revised on January 14, 1992 was approved by the Bankruptcy Court in March 1992 and approved by the NHPUC on October 5, 1992. All appeals of the NHPUC order approving the reorganization plan have been resolved in NHEC's favor and the effective date of the plan occurred on December 1, 1993.

Decommissioning:

     Each of the three operating nuclear generating companies in which Montaup has an equity ownership interest (see Item 2. PROPERTIES -- Power Supply) has developed its estimate of the cost of decommissioning its unit and has received the approval of FERC to include charges for the estimated costs of decommissioning its unit in the cost of energy which it sells. From time to time, these companies re-estimate the cost of decommissioning and apply to FERC for increased rates in response to increased decommissioning costs. Maine Yankee has filed a decommissioning financing plan under a Maine statute which requires the establishment of a decommissioning trust fund. That statute also provides that if the trust has insufficient funds to decommission the plant, the licensee (Maine Yankee) is responsible for the deficiency and, if the licensee is unable to provide the entire amount, the "owners" of the licensee are jointly and severally responsible for the remainder. The definition of "owner" under the statute includes Montaup and may include companies affiliated with Montaup. The applicability and effect of this statute cannot be determined at this time. Montaup would seek to recover through its rates any payments that might be required (see Yankee Atomic, below).

     Montaup is recovering through rates its share of estimated decommissioning costs for Millstone Unit 3 and Seabrook Unit 1. Montaup's share of the current estimate of total costs to decommission Millstone Unit 3 is $15.1 million in 1993 dollars, and Seabrook Unit 1 is $10.6 million in 1993 dollars. These figures are based on studies performed for the lead owners of the plants. In addition, pursuant to contractual arrangements with other nuclear generating facilities in which Montaup has an equity ownership interest or life of the unit entitlement, Montaup pays into decommissioning reserves. Such expenses are currently recoverable through rates.

Yankee Atomic:

     On February 26, 1992, Yankee Atomic announced that it would permanently cease power operation of Yankee Rowe and began preparing for an orderly decommissioning of the facility. Montaup has a 7.8 MW entitlement from the plant and has a 4.5% equity ownership in Yankee Atomic with a book value of approximately $1.1 million at December 31, 1993. Under the terms of its purchased power contract with the facility, Montaup must pay its proportionate share of unrecovered costs and expenses incurred after the plant is retired. In December 1992, Yankee Atomic received FERC authorization to recover essentially all costs related to the decommissioning of the plant.

Seabrook Unit 2:

     Montaup has a 2.9% ownership interest in Seabrook Unit 2. On November 6, 1986, the joint owners of the Seabrook Project, recognizing that Seabrook Unit 2 had been cancelled in 1984, voted to dispose of Seabrook Unit 2. Plans regarding disposition of Seabrook Unit 2 are now under consideration, but have not been finalized and approved. Montaup is unable, therefore, to estimate the costs for which it would be responsible in connection with the disposition of Seabrook Unit 2. Monthly charges are required to be paid by Montaup with respect to Seabrook Unit 2 in order to preserve and protect its components and various warranties. Montaup recovered its investment in Seabrook Unit 2 under a FERC approved rate case settlement. As of December 31, 1993, Montaup had fully amortized its investment in Seabrook Unit 2.

Public Utility Regulation

     Eastern Edison and Montaup are subject to regulation by the MDPU with respect to the issuance of securities, the form of accounts, and in the case of Eastern Edison, rates to be charged, services to be provided and other matters. Blackstone and Newport are subject to regulation in numerous respects by the RIPUC and the RIDPUC, including matters pertaining to financing, sales and transfers of utility properties, accounting, rates and service. In addition, by reason of its ownership of fractional interests in certain facilities located in other states, Montaup is subject to limited regulation in those states.

     QFs, including those in which EUA Cogenex may have an interest, must satisfy the regulatory requirements of PURPA and are exempt from most state and federal laws regulating power generation. IPPs, including OSP in which EUA Ocean State has a 29.9% ownership interest, do not benefit from the PURPA exemptions and are subject to FERC regulation under the Federal Power Act as well as various other federal, state and local regulations.

     The EUA System is subject to the jurisdiction of the SEC under the 1935 Act by virtue of which the SEC has certain powers of regulation, including jurisdiction over the issuance of securities, changes in the terms of outstanding securities, acquisition or sale of securities or utility assets or other interests in any business, intercompany loans and other intercompany transactions, payment of dividends under certain circumstances, and related matters. Eastern Edison is a holding company under the 1935 Act by reason of its ownership of securities of Montaup. As a subsidiary of EUA, a registered holding Company, Eastern Edison is exempted from registering as a holding company by complying with the applicable rules thereunder.

     The Retail Subsidiaries and Montaup are also subject to the jurisdiction of FERC under Parts II and III of the Federal Power Act. That jurisdiction includes, among other things, rates for sales for resale, interconnection of certain facilities, accounts, service, and property records.

     The MDPU and RIPUC have approved a Memorandum of Understanding (MOU) with Eastern Edison, Blackstone, Newport and Montaup. The MOU establishes a framework for a coordinated, regional review of the resource planning and procurement process of those companies. It is based on the assumption that resource planning and procurement by a regional electric company may be implemented more effectively under a coordinated, consensual review process involving the EUA Retail companies and the state public utility commissions to which the EUA retail companies are subject. Pursuant to the terms of the MOU, at least every two years Montaup and each EUA Retail subsidiary will file a integrated resource plan concurrently with the MDPU and RIPUC. The MOU outlines a mechanism and a timetable by which the reviews by the two commissions will be coordinated and any inconsistencies among the decisions by the state commissions will be resolved.

     In conjunction with its approval of the MOU, the MDPU granted Eastern Edison and Montaup an exemption from the MDPU's Integrated Resource Management regulations, but required them to plan, solicit and procure additional resources according to newly promulgated regional Integrated Regional Planning procedures consistent with the MOU. The Integrated Resource Management Plan of Blackstone and Newport meet the criteria of the RIPUC.

     Implementation of the MOU is not expected to have a material effect on the EUA System.

     See Rates with respect to regulation of rates charged to customers. See Environmental Regulation. See Fuel for Generation with respect to the disposal of spent nuclear fuel. See Environmental Regulation of Nuclear Power and see Nuclear Power Issues with respect to regulation of nuclear facilities by the NRC. See also Energy Policy.

Rates

     Rates charged by Montaup (which sells power only for resale) are subject to the jurisdiction of FERC. The rates for services rendered by the Retail Subsidiaries for the most part are subject to approval by and are on file with the MDPU in the case of Eastern Edison and with the RIPUC in the case of Blackstone and Newport. For the twelve months ended December 31, 1993, 61% of EUA's consolidated revenues were subject to the jurisdiction of FERC, 12% to that of the MDPU and 15% to that of the RIPUC. The remaining 12% of consolidated revenues are not subject to jurisdiction of the respective utility commissions. Additionally, rates charged by OSP are subject to the jurisdiction of FERC. All OSP (Unit 1 and Unit 2) power contracts have been approved by FERC. However, pursuant to the OSP unit power agreements, rate supplements are required to be filed annually subject to FERC approval. This process may result in rate increases or decreases to OSP power purchasers.

     Recent general rate increases for Montaup and the Retail Subsidiaries are as follows (thousands of dollars):

                        Applied For       Implemented (1)           Effective (2)
                     ----------------    ----------------   -----------------------------
                                                                                Return on
                     Annual                Annual           Annual               Common
                     Revenue     Date     Revenue   Date    Revenue    Date      Equity %

Federal
  - Montaup
    M-12             20,500     3/5/90    20,500   8/19/90  20,000    1/23/91    12.00
    M-13             10,500     3/6/91    10,500    5/7/91   8,100    12/3/91    11.72(4)

Massachusetts
  - Eastern Edison
    MDPU - 92-148    14,927(3) 6/15/92                       8,100    1/12/93    11.50(4)

Rhode Island
  - Blackstone
    RIPUC - 2016      5,140(5) 6/17/91                       2,999    3/16/92(6)11.43 RIPUC - 2045
           - Phase I  2,724    6/26/92(7)                      353     1/1/93
           - Phase II   353    11/1/93(7)                      353     1/1/94

  - Newport
    RIPUC - 2036
           - Phase I  6,094   12/27/91                       3,660    9/28/92(6)11.40
           - Phase II 1,250   12/27/91(8)

    RIPUC - 2045
           - Phase I  1,250    6/26/92(7)                      417     1/1/93
           - Phase II   417    11/1/93(7)                      417     1/1/94

_____________________
Notes:

     (1) Montaup's rate increases were implemented on a subject to refund basis.
     (2)  Per final FERC order or settlement agreement.
     (3)  Reduced from $16,401 as originally filed.
     (4) Rate used for AFUDC calculation purposes. Settlement contains no specific finding on allowed common equity return. Rates approved for consumption of electricity on and after January 1, 1993.
     (5)  Reduced from $6,027 as originally filed.
     (6) The new rate applied to meter readings taken 30 days after the date of the order.
     (7) RIPUC Docket No. 2045 was a generic docket for all Rhode Island Utilities reviewing FAS106 expenses. The effective amount represents the revenue requirement for one-third of the tax deductible amount of the FAS106 expense (see Rhode Island Proceedings below). As this was a single issue proceeding, the RIPUC made no revisions to the allowed return on common equity.
     (8)  Phase II of Docket 2036 incorporated by reference into Docket 2045.




FERC Proceedings:

     On March 5, 1990, Montaup filed its M-12 rate request based on a forward-looking test year beginning May 1, 1990. The requested annual increase of $20.5 million primarily reflected the increased operation and maintenance expenses and full rate base treatment of Seabrook Unit 1. The application included a request to add approximately $124.4 million of Seabrook Unit 1 construction costs to Montaup's rate base in addition to the $74.6 million of Seabrook Unit 1 construction work in progress previously allowed in rate base. The annual increase also included $7 million for the implementation of conservation and load management programs in the service territories of Montaup's affiliated companies. On April 25, 1990, FERC authorized the implementation of the rate increase, subject to refund, effective with the commercial operation of Seabrook Unit 1. On May 22, 1990 a FERC administrative law judge issued an order to separate the M-12 request into two phases. Phase I was to address all cost of service issues other than Seabrook Unit 1 prudency concerns, and Phase II would address the Seabrook Unit 1 prudency issues. On August 19, 1990, commercial operation of Seabrook Unit 1 was declared and the M-12 rate was made effective, subject to refund. On October 22, 1990, Montaup filed a settlement agreement with FERC with respect to Phase I, reducing the originally filed rate by $500,000. The Phase I settlement agreement was approved by FERC on January 23, 1991.

     On December 6, 1991, the FERC administrative law judge presiding over Phase II of Montaup's M-12 rate case proceeding issued an initial decision finding that Montaup had been prudent in its oversight of its Seabrook Unit 1 investment with respect to emergency planning and recommended no prudency disallowance. Exceptions to the initial decision were filed by the intervening parties. The FERC's Order with respect to Phase II was issued on August 4, 1992 and affirmed the FERC administrative law judge's initial decision, thus allowing Montaup to recover and earn a return on its full investment in Seabrook Unit 1 through rates.

     On December 3, 1991, FERC approved a settlement agreement between Montaup and the intervenors in Montaup's March 1991 wholesale rate increase request (M-13). Montaup had filed for an annual increase of $10.5 million and FERC allowed implementation of the new rate commencing May 7, 1991 subject to refund pending final adjudication. The approved settlement agreement called for an annual increase of $8.1 million. Montaup refunded the difference collected to its wholesale electric utility customers in December 1991 billings.

     After the acquisition of Newport, Montaup and Newport had instituted a 90/10 allocation of the energy savings which the two companies realize through their treatment as a single entity in NEPOOL in recognition of the difference in the size of each company. On December 20, 1991, after discussions with the staff of FERC and in compliance with its position, Montaup and Newport filed with FERC an application to have a proposed 50/50 allocation of their energy savings approved. Protests and motions to intervene opposing the filing and seeking a larger allocation of the savings to Montaup were filed with the FERC in January 1992 by the MDPU, the Attorney General of Massachusetts and Montaup's non-affiliated customers. On May 19, 1992 FERC approved the 50/50 allocation method as appropriate and accepted the revised energy savings agreement for filing. However, the agreement incorrectly defined the calculations necessary to compute a shared savings rate. Montaup and Newport were directed to file a revised shared savings formula. On June 1, 1992 Montaup and Newport filed a rate schedule revision and Montaup M-Rate fuel clause revisions in compliance with the FERC's order.

     On December 17, 1992, FERC issued a Statement of Policy regarding the recovery through rates of the cost of post-employment benefits other than pensions (PBOP), as a result of FAS106 issued to address accounting procedures for these costs. The FERC's policy recognizes allowances for prudently incurred costs of such benefits of company employees when determined on an accrual basis that is consistent with the accounting principles set forth in FAS106. Furthermore, companies must agree to make cash deposits to an irrevocable external trust fund equal to the annual test period allowance for the cost of such benefits and they must maximize the use of income tax deductions for contributions to the trust fund. If tax deductions are not available for some portion of currently funded amounts, deferred income tax accounting must be followed for the tax effects of such transactions.

     Within three years of their adoption of FAS106, FERC regulated companies must also file a general rate change and seek inclusion of these costs in their rates. Companies may defer the jurisdictional portion of the difference between the costs determined pursuant to accounting principles previously followed and FAS106 accruals from the time they adopt FAS106 until they file the general rate case described above. Montaup deferred its incremental FAS106 expenses of approximately $1.4 million for 1993, and will file for recovery of such amounts in its 1994 rate application.

     On March 21, 1994 Montaup filed a rate application with the FERC to reduce annual revenues by $10.1 million. This request is intended to match more closely Montaup's revenues with its decreasing cost of doing business resulting from, among other things, a reduced rate base, lower capital costs and successful cost control efforts. The application also includes a request for recovery of all of Montaup's FAS106 expenses as provided in FERC's generic order of December 1992. Also incorporated in this filing is a request to make Newport an all requirements customer of Montaup. Currently Newport purchases approximately 47% of its power requirements from suppliers other than Montaup. If approved Montaup would assume all purchased power contracts of Newport and subsequently provide Newport with 100% of its power needs. FERC can approve Montaup's requested reduction to take effect as early as May 21, 1994 pending final adjudication and approval. A final decision on this application is expected during second half of 1994.

Massachusetts Proceedings:

     On December 31, 1992, the MDPU issued its order in response to a $14.9 million (reduced from the originally filed $16.4 million) rate increase request of Eastern Edison. The $8.1 million rate relief granted represented 49% of Eastern Edison's original rate request filed on June 15, 1992 based on a 1991 test year. The new rates filed in compliance with the order became effective for sales subsequent to January 1, 1993.

     In authorizing the increase, the MDPU accepted a settlement proposal offered jointly by Eastern Edison and the Massachusetts Attorney General, the sole intervenor. The settlement stipulated the total revenue requirement which included an amortization of Hurricane Bob costs over a five-year period without a return on the unamortized amount. The settlement also reflects the recovery of the full tax deductible amount of post-retirement benefits other than pensions (FAS106 expenses), without any phasing-in of the increase over the current ("pay-as-you-go") level. All FAS106 amounts recovered are required to be placed in trusts permitted by the IRS which will maximize tax deductibility and provide tax-free benefits to retirees. The depreciation rate and the common equity component of AFUDC were also specified. The composite rate for the depreciation calculation was set at 4.13%, up slightly from the 4.07% previously authorized. Solely for the purpose of calculating AFUDC, the common equity return component was set at 11.5%.

     In a recently decided rate case, the MDPU put all companies on notice that it expects them..."to consider mergers or acquisitions in order to further optimize least-cost planning efforts and better fulfill their obligations to serve." Thereafter, the MDPU instituted an investigation, which is now underway, for the purpose of establishing, among other things, guidelines and standards for acquisitions and mergers of utilities and evaluating proposals regarding the recovery of costs associated with such activities. It is not possible to predict what effects, if any, the MDPU proceeding will have on the EUA System.

Rhode Island Proceedings:

     On June 17, 1991, Blackstone filed with the RIPUC a request for increased annual revenues of approximately $6 million or 5.0%. Subsequently, Blackstone reduced this request to $5.1 million or 4.2%. On March 16, 1992 the RIPUC issuedits order granting Blackstone rate relief of $3.0 million or 58% of the requested amount. The order included an allowed return on common equity of 11.43%.

     On December 27, 1991, Newport filed an application with the RIPUC for a total rate increase of $7.3 million, to take effect in two steps. Phase I would increase annual revenues by $6.1 million and is related to increases in Newport's cost of service and a decline in kWh sales. In Phase II, Newport proposed toincrease rates by an additional $1.3 million, to take effect in January 1993, when Newport was required to adopt FAS106. On September 28,
1992 the RIPUC issued its order granting Newport rate relief of $3.7 million or 60% of the requested Phase I amount.

     In authorizing the Phase I increase, the RIPUC accepted a conditional offer of settlement filed jointly by Newport and the RIDPUC. The settlement consisted of three separate stipulated agreements which applied to revenue requirements, rate class revenue requirements, and rate design. Other intervening parties agreed to some but not all of these stipulations. The order included an allowed return on common equity of 11.4% for annualized earnings and for AFUDC. The order also called for the elimination of an accrued deficit in Newport's storm contingency fund of approximately
$1.2 million. The deficit in the storm contingency fund was the result of excessive damages incurred as a result of Hurricane Bob. The damages from Hurricane Bob far exceeded amounts set aside for such purposes. The RIPUC ordered the elimination of this deficit on the grounds that it was deemed to be equivalent to the value of the OSP transfer and should be attributed to ratepayers. Newport Electric Power Corporation, a wholly owned subsidiary of Newport, transferred its right of ownership in the Ocean State Power Project on December 31, 1990 to an EUA wholly owned subsidiary, EUA Ocean State. It did so because neither it, nor its parent (Newport) could raise the $11 million an equity contribution required at the time of the completion of the Ocean State Power Project. On October 2, 1992, Newport filed an appeal with the Rhode Island supreme court for reversal of the RIPUC directive to write off the storm contingency deficit. On May 26, 1993, the Rhode Island supreme court overturned the ruling by the RIPUC. The Phase I rate increase granted of $3.7 million was not affected by the Supreme Court decision.

     On April 7, 1992, the RIPUC initiated generic Docket No. 2045 pertaining to the FAS106 issue for all Rhode Island utility companies. On June 26, 1992 Newport and Blackstone filed proposed rate increases to reflect the impact of FAS106 of approximately $1.3 million and $2.7 million respectively. Phase II of Docket No. 2036, discussed above, was incorporated by reference. An order was issued on December 11, 1992 granting recovery of a tax deductible amount of FAS106 phased into rates over a three-year period with the initial one-third to be recovered no earlier than the first fiscal year beginning after December 15, 1992, and the deferrals of the first two years recovered in rates over the seven-year period following the three-year phase-in. On December 21, 1992, Newport and Blackstone filed compliance rates representing phase one of the three-year phase-in. The Phase I revenue requirement representing one third of the incremental FAS106 tax deductible amount for Blackstone and Newport were calculated to be $353,000 and $417,000 respectively. Phase II compliance was filed November 1, 1993. The revenue requirement representing two thirds of the incremental FAS106 tax deductible expense for Blackstone and Newport were calculated to be $706,000 and $834,000 respectively. The RIPUC also ordered that all amounts recovered be placed in trusts permitted by the IRS which will maximize tax deductibility. In 1993, total FAS106 expenses for Blackstone and Newport were approximately $2.0 million and $1.2 million, respectively.

     On October 22, 1992, the RIPUC issued Order No. 14060 which established Docket No. 2073 to review design of Blackstone's rates. In compliance with the RIPUC's Order, Blackstone filed testimony on December 9, 1992 in support of a proposed rate class redesign. After a hearing held by the RIPUC on Blackstone's proposals, a stipulation and settlement agreement was signed by all parties to the proceeding which reallocated Blackstone's existing revenue requirements among the rate classes. In Order No 14209 which became effective on May 6, 1993, the RIPUC accepted the stipulation and settlement without modification.

     Also, on January 14, 1994, the RIPUC issued a written order establishing Docket No. 2167 for a Comprehensive Review of Newport's rate design. A prehearing conference was held on February 8, 1994 at which time a schedule for pre-filing testimony was established.

Environmental Regulation

General:

     The Retail Subsidiaries and Montaup and other companies owning generating units from which power is obtained are subject, like other electric utilities, to environmental and land use regulations at the federal, state and local levels. The EPA, and certain state and local authorities, have jurisdiction over releases of pollutants, contaminants and hazardous substances into the environment and have broad authority in connection therewith including the ability to require installation of pollution control devices and remedial actions.

     Federal, Massachusetts and Rhode Island legislation requires consideration of reports evaluating environmental impact as a prerequisite to the granting of various permits and licenses with a view of limiting such impact. Federal, Massachusetts and Rhode Island air quality regulations also require that plans (including procedures for operation and maintenance) for construction or modification of fossil fuel generating facilities receive prior approval from the DEP or RIDEM. In addition, in Massachusetts, certain electric generation and transmission facilities will be permitted to be built only if they are consistent with a long-range forecast filed by the utility concerned and approved by the Massachusetts Energy Facilities Siting Board. In Rhode Island, siting, construction and modification of major electric generating and transmission facilities must be approved by the Rhode Island Energy Facility Siting Board and the Rhode Island Coastal Resource Management Council.

     Generating facilities in which Montaup and Newport have an interest, and are required to pay a share of the costs, are also subject, like other electric utilities, to regulation with regard to zoning, land use, and similar controls by various state and local authorities.

     The EPA and state and local authorities may, after appropriate proceedings, require modification of generating facilities for which construction permits or operating licenses have already been issued, or impose new conditions on such permits or licenses, and may require that the operation of a generating unit cease or that its level of operation be temporarily or permanently reduced. Such action may result in increases in capital costs and operating costs which may be substantial, in delays or cancellation of construction of planned facilities, or in modification or termination of operations of existing facilities.

     Other activities of the EUA System from time to time are subject to the jurisdiction of various other local, state and federal regulatory agencies. It is not possible to predict with certainty what effects the above described statutes and regulations will have on the EUA System.

     The EPA has issued regulations relating to the generation, transportation, storage and disposal of certain wastes under RCRA; in Massachusetts, the requirements are implemented and enforced by the DEP, whereas in Rhode Island, RIDEM implements and enforces its own regulations under a state statute comparable to RCRA as well as pursuant to EPA authorization.

     There is an extensive body of federal and state statutes governing environmental matters, including CERCLA, as amended by the Superfund Amendments and Reauthorization Act of 1986 and, in Massachusetts, Chapter 21E, which permit, among other things, federal and state authorities to initiate legal action providing for liability, compensation, cleanup, and emergency response to the release or threatened release of hazardous substances into the environment and for the cleanup of inactive hazardous waste disposal sites which constitute substantial hazards. Under CERCLA and Chapter 21E, joint and several liability for cleanup costs may be imposed on, among others, the owners or operators of a facility where hazardous substances were disposed, the party who generated the substances, or any party who arranged for the disposition or transport of the substances. Due to the nature of the business of EUA's utility subsidiaries, certain materials are generated that may be classified as hazardous under CERCLA and Chapter 21E. As a rule, the subsidiaries employ licensed contractors to dispose of such materials. See Item 3. LEGAL PROCEEDINGS -- Environmental Proceedings.

     The EPA, pursuant to TSCA, regulates the use, storage, and disposal of PCBs. Because the EUA System owns and uses some electrical transformers containing PCBs, it is subject to EPA regulation under TSCA. The System is in the process of phasing out its use of transformers which contain PCBs.

Electric and Magnetic Fields:

     A number of scientific studies in the past several years have examined the possibility of health effects from EMF that are found wherever there is electricity. While some of the studies have indicated some association between exposure to EMF and health effects, many others have indicated no direct association. The research to date has not conclusively established a direct causal relationship between EMF exposure and human health. Additional studies, which are intended to provide a better understanding of EMF, are continuing.

     Some states have enacted regulations to limit the strength of EMF at the edge of transmission line rights-of-way. Rhode Island has enacted a statute which authorizes and directs the Rhode Island Energy Facility Siting Board to establish rules and/or regulations governing construction of high voltage transmission lines of 69 KV or more. Various bills are pending in the Massachusetts legislature that would require certain disclosures about the potential health effects of EMF. Management cannot predict the impact, if any, which legislation or other developments concerning EMF may have on the EUA System.

Water Regulation:

     The objective of the Federal Water Pollution Control Act is to restore and maintain the chemical, physical, and biological integrity of the nation's navigable waters. The elimination of pollutant discharges (including heat) into navigable waters is one goal aimed at achieving this objective. Another step mandated by Federal Water Pollution Control Act was the creation of a rigorous permit program. All water discharge permits for plants in Massachusetts, including those for the Somerset and Canal plants, are issued jointly by the EPA and DEP. These same agencies also regulate certain industrial stormwater discharges.

     Under the Federal Water Pollution Control Act, the Massachusetts Wetland Protection Act, and the Rhode Island Wetland Act, standards have been established to control the dredging and filling of wetlands. The EPA's Army Corps of Engineers, RIDEM, CRMC and the DEP are pursuing a non-degradation (no loss) policy for wetlands.

     Under the Massachusetts Water Management Act, the DEP is responsible for promulgating regulations relating to water usage and conservation.

     Most of the generating units from which Montaup obtains power operate under permits which limit their effluent discharges into water and which require monitoring and, in some instances, biological studies and toxicity testing of the impact of the discharges. Such permits are issued for a period of not more than five years, at the expiration of which renewal must be sought. The permit for the Somerset plant must be renewed by August 30, 1994.

     The Oil Pollution Act of 1990 (OPA-90) was passed after several major oil spills occurred in waters of the United States. The primary intent of this legislation is to mandate strong contingency plans to prevent releases of oil and to require that sufficient resources are in place and ready to respond to any release. EPA, USCG, RIDEM, and DEP have a number of other rules in place, such as EPA's SPCC regulations, which are designed to minimize the release of oil and other substances into navigable waters and the environment.

Air Regulation:

     All fossil fuel plants from which Montaup obtains power operate under permits which limit their emissions into the air and require monitoring of the emissions. Air quality requirements adopted by state authorities in Massachusetts pursuant to the Clean Air Act impose limitations with respect to pollutants such as sulfur dioxide, oxides of nitrogen and particulate matter. Montaup's Somerset Station currently is permitted to burn coal which results in sulfur dioxide emissions not in excess of 2.42 pounds per million BTU heat release potential (approximately 1.5% sulfur content coal). The Canal Station Unit 2 is permitted to burn fuel oil which results in sulfur dioxide emissions not in excess of 2.42 pounds per million BTU heat release potential (approximately 2.2% sulfur content fuel oil) when operating at 450 MW or above and 1% sulfur content fuel oil when operating at less than 450 MW.

     The EPA has established clean air standards for certain pollutants, including standards limiting emissions from coal-fired and oil-fired generators. Congress passed amendments to the Clean Air Act in 1990 which created regulatory programs and generally updated and strengthened air pollution control laws. These amendments will expand the regulatory role of the EPA regarding emissions from electric generating facilities. Title IV of the Clean Air Act Amendments addresses acid deposition abatement and establishes a 2-phase utility power plant pollution control program to reduce emissions of sulfur dioxide and oxides of nitrogen. The first phase begins in 1995 and affects 261 large units in 21 eastern and midwestern states. Phase II, which begins in the year 2000, tightens the emission limits imposed on these larger plants and also sets restrictions on smaller, cleaner plants fired by coal, oil and gas. Montaup's Somerset Station is classified as a Phase II facility with a compliance deadline by the end of 1999. The control program establishes a national cap of 8.95 million tons per year for sulfur dioxide emissions. This reflects a reduction of about 10 million tons per year. Beginning in the year 2000, the EPA will issue 8.95 million sulfur dioxide allowances to utilities annually. The sulfur allowance program will not affect Montaup's Somerset Station until January 1, 2000.

     Massachusetts DEP regulations establish a statewide cap on sulfur dioxide emissions and require Montaup's facilities to meet an average emission rate of
1.21 pounds of sulfur dioxide per million BTU of fuel input by the end of 1994. Under federal standards, Montaup would not be required to meet this sulfur dioxide emission level until the year 2000 as a result of Title IV of the Clean Air Act. However, Massachusetts DEP regulations require compliance five years earlier. As required by state regulations, Montaup submitted and received approval of a plan detailing how it would meet the 1995 sulfur dioxide standard. Montaup intends to achieve compliance by substituting lower sulfur content fuels. Tests at Montaup's Somerset Station indicate that Unit #6 will be able to utilize lower sulfur content coal than is already being burned to meet the 1995 air standards with only a minimal capital investment. Montaup determined that it would not be economical to repair Unit #5 of the Somerset Station and has placed it in deactivated reserve (see Item 2. PROPERTIES).

     Other provisions of the Clean Air Act Amendments will likely impact Montaup by 1995. Title I of the Act sets a strategy for states to move toward attaining national air quality standards, with the emphasis on meeting the ozone standard. Ozone relates directly to the nation's smog problem. Oxides of nitrogen are one of the precursors of ozone formation. Title I requires additional controls on industrial sources of oxides of nitrogen including utility power plants. The Act creates the Northeast Ozone Transport Region, covering the area from Virginia to Maine, including Massachusetts and Rhode Island. Areas within the transport region will become subject to enhanced controls on oxides of nitrogen emissions.

     In April 1992, NESCAUM, an environmental advisory group for eight Northeast states including Massachusetts and Rhode Island issued recommendations for oxides of nitrogen controls for existing utility boilers required to meet the ozone non-attainment requirements of the Clean Air Act Amendments. The NESCAUM recommendations are more restrictive than EPA's requirements. Massachusetts has issued new regulations to implement oxides of nitrogen reduction requirements. The DEP has amended its regulations to require that Reasonably Available Control Technology (RACT) be implemented at all stationary sources potentially emitting 50 tons per year or more of oxides of nitrogen. Rhode Island has not yet issued regulations to implement oxides of nitrogen reduction requirements. Montaup is in the process of reviewing compliance strategies and of providing input to Massachusetts environmental regulators. Any compliance strategy may require the implementation of additional pollution control technology as early as 1995. Montaup would seek recovery of pollution control expenditures through rates.

     Title V of the Clean Air Act Amendments provides EPA with broad new permitting authority by 1995, with the goal of having states issue federally enforceable operating permits which will outline limits and conditions necessary to comply with all applicable air requirements. The Act's permitting program will be phased in over the next couple of years. Although individual sources will be required to pay fees to the various states which will administer the program, the impact of these requirements is not expected to have a material financial impact on EUA.

Environmental Regulation of Nuclear Power

     The NRC has promulgated a variety of standards to protect the public from radiological pollution caused by the normal operation of nuclear generating facilities. For example, the NRC requires licensed facilities to develop plans to respond to unexpected developments.

     In some environmental areas the NRC and the EPA have overlapping jurisdiction. Thus, NRC regulations are subject to all conditions imposed by the EPA and a variety of federal environmental statutes, including obtaining permits for the discharge of pollutants (including heat) into the nation's navigable waters. In addition, the EPA has established standards, and is in the process of reviewing existing standards, for certain toxic air pollutants, including radionuclides, under the Clean Air Act Amendments which apply to NRC-licensed facilities. The effective date for the new radionuclide standards has been stayed as to nuclear generating units. The EPA has also promulgated environmental radiation protection standards for nuclear power plants which regulate the doses of radiation received by the general public.

     The NWPA provides for development by the federal government of facilities for the disposal or permanent storage of civilian nuclear waste. For further details about NWPA see Item 1. BUSINESS -- Fuel for Generation. The NRC has also promulgated regulations regarding the disposal of nuclear waste materials designed to protect the public from radiological dangers.

     Environmental regulation of nuclear facilities in which the EUA System has an interest or from which they purchase power may result in significant increases in capital and operating costs, in delays or cancellation of construction of planned improvements, or in modification or termination of existing facilities.

Energy Policy

     The Energy Act deals with many aspects of national energy policy and includes important changes for electric utilities and registered holding companies. It is not possible to predict the impact which the Energy Act and the rules and regulations which will be promulgated by various regulatory agencies pursuant to the Energy Act will have on the EUA System. Certain provisions of the Energy Act will increase competition in the generation of electricity, while other provisions will open up new investment opportunities for registered holding companies. Certain provisions of the Energy Act are intended to encourage conservation of electricity while other provisions may create additional demand for electricity.

     The Energy Act encourages investments in certain types of energy conversion and energy efficient equipment and requires the federal government to undertake major new conservation projects. On the other hand, by encouraging the development of electric motor vehicles, the Energy Act may create additional demand for electricity.

     One of the more significant provisions of the Energy Act creates a new class of generation companies exempt from the 1935 Act, which sell exclusively at wholesale, called exempt wholesale generators or EWGs. The Energy Act also grants FERC new authority to mandate transmission access for QFs, EWGs and traditional utilities. The Energy Act reduces the restrictions on certain types of investments by registered holding companies including investments in EWGs, investments in foreign utilities which do not operate in the United States and investments in certain types of QFs which were previously limited to the holding company's service territories or areas closely interconnected with those service territories. Pursuant to certain provisions of the Energy Act, the SEC has promulgated regulations to minimize the risks of investments in EWG's by registered holding companies and their utility subsidiaries. Regulations regarding investments in foreign utilities are also required under the Energy Act but have not yet been promulgated by the SEC.

     The Energy Act prevents an EWG directly or indirectly owned by a registered holding company from entering into a power contract with a utility affiliate of the holding company without the approval of each state commission having jurisdiction over the rates of the utility affiliate.

     It is not possible to predict the timing or content of future energy policy legislation and the significance of such legislation to the EUA System. Various issues not addressed by the 1992 Energy Act, including regional planning and transmission arrangements, could be addressed in future legislation.

Item 2.                             PROPERTIES

Power Supply

     Montaup supplies the EUA System with approximately 85% of its electric requirements. In 1993, the EUA System's wholly owned generating units referred to in the following table consisted of Montaup's jet-fueled peaking units (Somerset Jet 1 and Jet 2) and Somerset 6 which were converted from oil to coal in 1983, Blackstone's Pawtucket Hydro, which was repowered in 1985 and Newport's diesel peaking units (Jepson in Jamestown and Eldred in Portsmouth) which supplied the EUA System with 8 MW and 8.25 MW, respectively. With the exception of Somerset's Jet 1 and Jet 2, Montaup has not significantly increased its wholly owned generating units since 1959. The EUA System has found it more economical to join with other utilities in the joint ownership of large generating units and in long-term purchase contracts, and to supplement these sources with short-term purchases as required. EUA believes that spreading the EUA System's sources of electricity among a number of plants should improve the reliability of its power supply and limit the financial exposure relating to construction and potentially prolonged outages of a generating unit. Under the Eastern Edison/Request for Proposal process, Montaup negotiated a purchase power contract with Meridian Middleboro Corporation for approximately 44 MW of capacity. The proposed facility will be a combined cycle unit. Its primary source of fuel will be natural gas and secondary source of fuel will be No. 2 fuel oil. The contract is estimated to be in effect at the beginning of the year 2001.

     On January 25, 1994, generating the Unit No. 5 at Somerset Station was placed in deactivated reserve. The 69 MW, 42 year old unit had been out of service for 5 months because of mechanical problems. An assessment of the cost and feasibility of repairing and refurbishing the unit to meet reliability standards and Clean Air Act Amendments regulations concluded that rebuilding the unit would not be economical. Current forecasts indicate that with a combination of company owned generation, current long-term purchased power contracts, expected short-term power opportunities, and EUA System's C&LM programs, no additional capacity requirements will be needed through the year 1999.

     Montaup recovered approximately $13.5 million through rates in 1993 for C&LM programs. C&LM is designed to (i) decrease existing energy demand and
(ii) offset future load growth through conservation incentives thereby minimizing future need for large capital investment in generating facilities.

     The peak EUA System demand in 1993 was approximately 854 MW experienced on August 27, 1993. The all time peak EUA System demand experienced to date was approximately 879 MW experienced on July 19, 1991.

                                                            EUA SYSTEM CAPABILITY
                                           GENERATING UNITS IN SERVICE AS OF DECEMBER 31, 1993
                                                                      GROSS      WINTER MAX      GROSS                 NET
   IN                                                                 SYSTEM      CLAIMED       SYSTEM      UNIT     SYSTEM
SERVICE                                                               SHARE      CAPABILITY      SHARE     SALES      SHARE
  DATE       UNIT NAME        FUEL TYPE    OWNER/OPERATOR               %           MW           MW         MW         MW

100% OWNERSHIP:
   1951      SOMERSET 1       COAL         MONTAUP ELECTRIC CO.       100.00        68.93       68.93      0.00       68.93
   1959      SOMERSET 6       COAL         MONTAUP ELECTRIC CO.       100.00       107.00      107.00      0.00      107.00
   1970      SOMERSET J1      JET OIL      MONTAUP ELECTRIC CO.       100.00        25.50       25.50      0.00       25.50
   1971      SOMERSET J2      JET OIL      MONTAUP ELECTRIC CO.       100.00        23.00       23.00      0.00       23.00
   1985      PAWTUCKET HYDRO  HYDRO        BLACKSTONE VALLEY ELEC.    100.00         1.24        1.24      0.00        1.24
   1961      JEPSON           DIESEL       NEWPORT ELECTRIC CORP.     100.00         8.00        8.00      0.00        8.00
   1978      ELDRED           DIESEL       NEWPORT ELECTRIC CORP.     100.00         8.25        8.25      0.00        8.25

                                                            SUBTOTAL:                          242.00      0.00      241.92

JOINT OWNERSHIP:
   1976      CANAL 2          NO. 6 OIL    CANAL ELECTRIC COMPANY     50.00        584.00      292.00      85.00     207.00
   1978      WYMAN 4 (YAR 4)  NO. 6 OIL    CENTRAL MAINE POWER CO.     2.63  (1)   619.25       16.28       0.00      16.28
   1986      MILLSTONE 3      NUCLEAR      NORTHEAST UTILITIES         4.01       1148.70       46.05       0.00      46.05
   1990      SEABROOK         NUCLEAR      NORTH ATLANTIC ENERGY CORP. 2.90       1150.00       33.35       0.00      33.35

                                                            SUBTOTAL:                          388.00      85.00     302.68

EQUITY OWNERSHIP:
   1968      CONN. YANKEE     NUCLEAR      CONN. YANKEE ATOMIC POWER   4.50        583.20       26.24      0.00       26.24
   1972      MAINE YANKEE     NUCLEAR      MAINE YANKEE ATOMIC POWER   3.59        880.00       31.61      0.00       31.61
   1972      VERMONT YANKEE   NUCLEAR      VT. YANKEE NUCLEAR POWER    2.25        519.33       11.68      0.00       11.68

                                                            SUBTOTAL:                           69.53      0.00       69.53

PURCHASED POWER:
   1968      CANAL1           NO. 6 OIL    CANAL ELECTRIC COMPANY     25.00  (2)   572.00      143.00      0.00      143.00
   1972      PILGRIM 1        NUCLEAR      BOSTON EDISON COMPANY      11.00  (2)   670.00       73.70      0.00       73.70
   1977      POTTER 2         GAS/OIL      BRAINTREE ELEC. LIGHT DEPT.41.67  (2)    96.00       40.00      0.00       40.00
   1975      CLEARY 9         GAS/OIL      TAUNTON MUNIC. LIGHTING    13.64  (2)   110.00       15.00      0.00       15.00
   1982      STONY BROOK 2A   NO.2 OIL     MASS. MUNIC. WHOLESALE CO. 32.35         85.00       27.50      0.00       27.50
   1986      STONY BROOK 2B   NO.2 OIL     MASS. MUNIC. WHOLESALE CO. 32.35         85.00       27.50      0.00       27.50
   1984      MCNEIL           WOOD         VERMONT ELECTRIC POWER     15.24  (3)    53.00        8.08      0.00        8.08
   1978      WYMAN 4          NO. 6 OIL    CENTRAL MAINE POWER         0.81  (3)   619.25        5.00      0.00        5.00
   1972      SALEM HBR 4      NO. 6 OIL    NEW ENGLAND POWER           1.25  (3)   400.00        5.00      0.00        5.00
   1974      BRAYTON 4        NO. 6 OIL    NEW ENGLAND POWER           1.13  (3)   442.00        5.00      0.00        5.00
   1990      OSP 1            GAS          OCEAN STATE POWER          28.00  (4)   281.00       78.68      0.00       78.68
   1991      OSP 2            GAS          OCEAN STATE POWER          28.00  (4)   281.00       78.68      0.00       78.68
   1991      NEA              GAS          NORTHEAST ENERGY ASSOC.     8.62        334.38       28.83      0.00       28.83
 NU SLICE-EUA
   1970      SMDW J11-J14     JET OIL      NORTHEAST UTILITIES         0.98        195.60        1.91      0.00        1.91
   1969      COS COB 10-12    JET OIL      NORTHEAST UTILITIES         0.98         68.60        0.67      0.00        0.67
   1971      MONTVILLE 6      NO. 6 OIL    NORTHEAST UTILITIES         0.86        410.00        3.51      0.00        3.51
   1964      MIDDLETOWN 3     NO. 6 OIL    NORTHEAST UTILITIES         0.86        245.00        2.10      0.00        2.10
   1973      MIDDLETOWN 4     NO. 6 OIL    NORTHEAST UTILITIES         0.86        400.00        3.42      0.00        3.42
   1960      NORWALK HBR 1    NO. 6 OIL    NORTHEAST UTILITIES         0.86        164.00        1.40      0.00        1.40
   1963      NORWALK HBR 2    NO. 6 OIL    NORTHEAST UTILITIES         0.86        172.00        1.47      0.00        1.47
   1970      MILLSTONE 1      NUCLEAR      NORTHEAST UTILITIES         0.65        647.70        4.22      0.00        4.22
   1975      MILLSTONE 2      NUCLEAR      NORTHEAST UTILITIES         0.49        874.50        4.32      0.00        4.32
   1986      MILLSTONE 3      NUCLEAR      NORTHEAST UTILITIES         0.61       1148.70        6.97      0.00        6.97
   1972      NFLD G 1-4       PUMPED HYDRO NORTHEAST UTILITIES         0.99       1080.00       10.72      0.00       10.72

                                                            SUBTOTAL:                          576.68      0.00      576.68

HYDRO QUEBEC ENTITLEMENT:
   1991      HYDRO QUEBEC I&II HYDRO       HQ / NEPOOL                 4.06(5)    1215.00       49.31      0.00       49.31

                                                            SUBTOTAL:                           49.31      0.00       49.31

                          TOTAL GROSS SYSTEM CAPABILITY (MW) ---------------------            1325.12 (6)
                                    LESS:  UNIT CONTRACT SALES (MW) ---------------------------           85.00
                                           TOTAL NET SYSTEM CAPABILITY (MW) --------------------------              1240.12(6)

NOTES    (1) REPRESENTS MONTAUP JOINT OWNERSHIP SHARE OF 1.9618% AND NEWPORT JOINT OWNERSHIP OF .6666%.
         (2) "LIFE OF UNIT" PURCHASE CONTRACT.
         (3) PURCHASED POWER OF NEWPORT.
         (4) FOR EACH UNIT, MONTAUP IS A POWER PURCHASER WITH 22% ENTITLEMENT AND NEWPORT IS A POWER PURCHASER
             WITH 6% ENTITLEMENT.  (EUA OCEAN STATE HOLDS A 29.9% EQUITY INTEREST IN OCEAN STATE POWER PARTNERSHIP.)
         (5) ENTITLEMENT % IS WEIGHTED AVERAGE OF PHASE I & II SHARES (40% PHASE I (4.01987%); 60% PHASE II (4.0842%)).
         (6) TOTAL CAPABILITY INCLUDES SOMERSET 5 (68.93 MW) WHICH WAS PLACED ON DEACTIVATED RESERVE ON
             JANUARY 25, 1994.


     Montaup's participation in generating units of which it is not the sole owner takes various forms including stock (equity) ownership, joint ownership and purchase contracts. In most cases (other than short-term purchased power contracts) the purchaser is required to pay its share (i.e., the same percentage as the percentage of its entitlement to the output) of all of the costs of the generating unit (whether or not the unit is operating) including fixed costs, operating costs, costs of additional construction or modification, costs associated with condemnation, shutdown, retirement, or decommissioning of the unit, and certain transmission charges. Under its contracts with Maine Yankee, Connecticut Yankee Atomic Power Company, Vermont Yankee Nuclear Power Corporation, and Yankee Atomic and, under its agreements relating to Phase II of the interconnection with Hydro-Quebec, Montaup may be called upon to provide additional capital and/or other types of direct or indirect financial support. (See Item 1. BUSINESS -- Yankee Atomic.)

Other Property

     The EUA System owns approximately 4,700 miles of transmission and distribution lines and approximately 114 substations located in the cities and towns served.

     In addition to the above, the Retail Subsidiaries, Montaup, and EUA Service also own several buildings which house distribution, maintenance or general office personnel. See Note F of Notes to Consolidated Financial Statements contained in the Registrant's Annual Report to Shareholders for the year ended December 31, 1993, (Exhibit 13-1 filed herewith) regarding encumbrances.

Item 3.       LEGAL PROCEEDINGS

Rate Proceeding

     See descriptions of proceedings under Item 1, BUSINESS -- Rates.

Environmental Proceedings

     1. In March 1985, Blackstone was notified by the DEQE, which is now the DEP, that it had been identified, along with other parties, as a potentially responsible party under Massachusetts law for a condition of soil and ground water contamination in Lowell, Massachusetts. The site in question was occupied by a scrap metal reclamation facility which received transformers and other electrical equipment from utility companies and others from the early 1960s until 1984. Among the contaminants apparently released at the site were PCBs. The potentially responsible parties (PRPs), including Blackstone, performed site studies and proposed a remedial action plan, which was approved by the DEQE several years ago. Since that time, the PRPs have negotiated over access, taxes and similar issues with the site owner and other parties. The remedial option selected but not yet completed is a process of solidification; however, a risk assessment that may now be required could lead the PRPs to choose capping as the remedial option. The cost of implementing either remedy (which is less than the total costs for parties associated with the site) could vary from $250,000 for capping to $600,000 for solidification. Blackstone is alleged to be the fifth ranked generator out of approximately twenty potentially responsible parties. However, Blackstone's estimated 2% share allocation is considerably less than the shares of the four largest contributors at the site. As a result, Blackstone expects to be offered a deminimis party buyout settlement from the major members of the site PRPs in the near future.

     2. On July 14, 1987, the Commonwealth of Massachusetts on behalf of the DEP filed a cost recovery action pursuant to CERCLA and Mass. Gen. Laws Chapter 21E against Blackstone in the United States District Court of Boston. The Complaint seeks $2.2 million in costs incurred by DEP in the cleanup of an alleged coal gasification waste site at Mendon Road in Attleboro, Massachusetts. In October 1987, without admitting liability, Blackstone entered into an administrative Consent Order with DEP regarding the Mendon Road site and another alleged coal gasification site discovered by the DEP approximately 1/4 mile away known as the Lawn/Knoll site in Attleboro. Blackstone agreed to perform preliminary assessments at both sites in order to determine what remediation, if any, was necessary at the site. In 1988, Blackstone submitted Phase II testing results for the Lawn/Knoll site to the DEP for review and approval, but Blackstone has not received a response or DEP authorization to proceed with further studies or remedial action. On May 26, 1993, the DEP requested Blackstone to submit additional Phase I testing for the Mendon Road site which was completed and sent to the DEP on December 20, 1993. Meanwhile, Blackstone has defended the DEP's cost recovery action, arguing, inter alia, that the waste remediated at the Mendon Road site was not "hazardous" within the meaning of CERCLA or Mass. Gen. Laws Chapter 21E and the DEP's cleanup actions were inconsistent with the National Contingency Plan
(NCP). On November 20, 1991 the Court held that the waste was "hazardous" within the meaning of both statutes and on December 20, 1992, the Court held Blackstone and a co-defendant, the Courtois Sand & Gravel Co. (Courtois) liable for an undetermined amount of cleanup costs. The Court remanded the case to the DEP to supplement the Administrative Record with Blackstone's oral and written comments concerning the cleanup. On March 19, 1993, Blackstone made an oral presentation to the DEP and on April 19, 1993, Blackstone submitted written comments. On June 21, 1993, the DEP submitted its response to Blackstone's comments and then recertified the Administrative Record to the Court for its review. The Court must now make a judicial determination whether the DEP's actions were inconsistent with the NCP. If the Court finds in favor of the DEP on the NCP issue, then it must determine how much money Blackstone & Courtois owe the DEP. The DEP has filed a motion for judgment seeking $5.1 million in cleanup costs, administrative expenses and interest for the Mendon Road site. On January 28, 1994, Blackstone filed a Complaint in the United States District Court in Boston seeking contribution and reimbursement from Stone & Webster Inc., of New York City and several affiliated companies (Stone & Webster), and Valley Gas Company of Cumberland, Rhode Island (Valley) for any damages incurred by Blackstone regarding the Mendon Road site. Blackstone's Complaint also seeks a declaratory judgment that Stone & Webster and Valley owned and/or operated a coal gasification plant on Tidewater Street in Pawtucket (the Tidewater Plant) where the coal gasification waste allegedly was generated, and that they individually or collectively arranged for the disposal of such waste.

     3. On October 28, 1986, RIDEM notified Blackstone that there may have been a release of hazardous material at the Tidewater Plant site in Pawtucket, Rhode Island. The site was placed on EPA's CERCLIS list in 1987. The site includes the Tidewater Plant owned by Valley Gas Company (approximately 10 acres), the No. 1 Station owned by Blackstone (approximately 10 acres), and land formerly owned by Blackstone that was sold in 1968 to the City of Pawtucket (approximately 10 acres). RIDEM told Blackstone that the site contained cyanide-contaminated wastes and petroleum-contaminated soils due to tanks formerly located at the site. In December, 1990, after obtaining approval from RIDEM, Blackstone removed approximately 1,000 tons of soil from the site. On September 3, 1991, RIDEM initiated a site investigation which constitutes the second step in a site screening and assessment process established by the EPA to determine whether the site should be listed as a Superfund site. On February 3, 1993, RIDEM notified Blackstone that it required further assessment and evaluation of site conditions to determine if the site qualifies for review pursuant to the Hazardous Ranking System. The EPA is planning to review the site to determine whether a further investigation and a hazard ranking should be performed. On January 28, 1994, Blackstone filed a Complaint (previously mentioned in paragraph 2) in United State District Court for the District of Massachusetts seeking, inter alia, a declaratory judgment that Stone & Webster and Valley are responsible for owning and/or operating the Tidewater Plant and disposing and/or arranging for the disposal of coal gasification wastes at the Tidewater Plant site.

     4. In 1987, Blackstone cleaned up a PCB spill which occurred approximately 18 years ago and was discovered in 1986 at the Davies Vocational School in Lincoln, Rhode Island. The Company is negotiating post-closure care and a consent agreement with the RIDEM and the Rhode Island Department of Education.

     5. Montaup and EUA Service received a Notice of Responsibility on July 27, 1987 from the DEP for suspected hazardous material at a site owned by Montaup on Hortonville Road in Swansea, Massachusetts. EUA Service has contracted for and received an environmental site assessment for the property identifying the previous property owner as the party likely responsible for the deposit of suspected hazardous waste materials on the site. This assessment has been submitted to the DEP, identifying the previous property owner. Under MCP regulations, Montaup must take the initiative to complete investigative and remedial actions by August 1997.

     6. Blackstone received a notice from the EPA dated July 29, 1988, stating that Blackstone is potentially liable for the alleged disposal of hazardous waste on a hazardous waste site in North Smithfield, Rhode Island. The EPA has conducted a remedial investigation and a feasibility study for this site and is seeking participation in clean-up activities. Blackstone is attempting to determine whether there is any basis for the liability claimed by the EPA. Individually and as a member of a group of approximately 80 PRPs, Blackstone has conducted negotiations with the EPA concerning settlement and concerning the need to grant access and use rights over land owned by Blackstone that is adjacent to the waste site. In September 1990, however, the EPA served a number of parties (not including Blackstone) with unilateral administrative orders to compel such parties to carry out remedial activities at the site. Separate settlement negotiations among Blackstone, the EPA and the parties that are subject to the administrative orders resulted in a settlement agreement between Blackstone and certain major generators of materials at the site, effective as of March 1, 1991. The parties (not including the EPA) have indemnified Blackstone against liabilities and actions associated with the site in return for a settlement payment and Blackstone's agreement to convey to the parties an easement and access agreement over land adjacent to the site to facilitate site remediation. Negotiations between Blackstone and those parties over certain terms of the easement and access agreement are continuing.

     7. During March-April 1990, Eastern Edison conducted a limited environmental investigation (Phase I study) of a portion of its Dupont Substation in Brockton, Massachusetts. During the investigation, Eastern Edison notified the DEP that it had encountered oils and PCBs. On May 3, 1990, the DEP notified Eastern Edison of its liability for releases of oil and/or hazardous materials at the site, and requested a copy of the Phase I study. Following its review of the Phase I study on January 23, 1991, the DEP issued a Notice of Responsibility to Eastern Edison requiring a Phase II - Comprehensive Site Investigation. On February 12, 1991, Eastern Edison notified the DEP that it will perform the Phase II study and continue to work with the DEP at this site. A scope of work for the Phase II study was submitted on April 12, 1991. Eastern Edison will proceed once the DEP approves the scope of the work. Under the new MCP, the DEP must classify this site before Eastern Edison can proceed with further studies. A Phase II study and a site ranking may be required by July 1995.

    8. Blackstone received a letter dated May 25, 1990 from the RIDEM requiring site assessment and remediation activities relative to gasoline contamination encountered at Blackstone's Operations Center in Lincoln, Rhode Island. Gasoline contamination was encountered during an underground storage tank removal and replacement project. Environmental assessments have been completed and submitted to the RIDEM. A remedial system was designed, permitted and put in service in July 1991.

     Blackstone, Eastern Edison, Montaup and EUA Service are unable to predict the outcome of any of the foregoing environmental matters or to estimate the potential costs which may ultimately result. It is the policy of these companies in such cases to provide notice to liability insurers and to make claims. However, at this time, no claims have been filed against any insurer and it is not possible at this time to predict whether liability, if any, will be assumed by, or can be enforced against, the insurance carrier in these matters. Under CERCLA, each responsible party can be held "jointly and severally" liable for clean-up costs. EUA or a subsidiary could thus be held fully liable for environmental damages for which they were only partially responsible. However, EUA might then be entitled to recover costs from other PRPs.

     As of December 31, 1993, the EUA System has incurred costs of approxi mately $2.8 million in connection with the foregoing environmental matters and estimates that additional expenditures may be incurred through 1995 up to $9.2 million. Of these amounts, approximately $2.7 million of the incurred costs to date and approximately $8.4 million of the estimated future costs relate to Blackstone.

     As a general matter, the EUA System will seek to recover costs relating to environmental proceedings in their rates, although there is no assurance that they will be authorized to recover any particular cost. Blackstone applied for, and received authority to recover in rates certain of the incurred costs over a five-year period. Montaup is currently recovering certain of the incurred costs in its rates. Estimated amounts after 1995 are not now determinable since site studies which are the basis of these estimates have not been completed. As a result of the recoverability in current rates and the uncertainty regarding both its estimated liability, as well as potential contributions from insurance carriers and other responsible parties, EUA does not believe that the ultimate impact of the environmental costs will be material to the EUA System or to any individual subsidiary and thus, no loss accrual has been recorded.

Shareholder Proceeding

     The Superior Court of The Commonwealth of Massachusetts, in approving a settlement agreement in connection with a class action suit filed in Superior Court on behalf of certain EUA shareholders naming EUA and certain current and former Trustees of EUA as defendants, permitted a former shareholder of approximately 540,000 shares to exclude himself from the plaintiff class. On February 11, 1992 that former shareholder filed a suit against EUA and three officers of EUA in the Federal District Court for Massachusetts alleging fraudulent and negligent misrepresentations and violations of Rule 10b-5 under the Securities Exchange Act in connection with statements made regarding the business prospects for EUA Power and the portion of EUA's common share dividends attributable to AFUDC from EUA Power. The suit has been dismissed with respect to two of the officers. EUA and the remaining officer named in the suit deny all allegations of liability and all of the claims and contentions alleged by the former shareholder and are vigorously contesting the suit. Discovery has proceeded throughout 1993 and the deadline for discovery has been extended until April 30, 1994. EUA believes that the outcome of this litigation will not have a material impact on its financial position.

Other Proceedings:

     In December 1992, Montaup commenced a declaratory judgment action in which it sought to have the Massachusetts Superior Court determine its rights under the Power Purchase Agreement between it and Aquidneck Power Limited Partnership (Aquidneck). Montaup sought a declaration that the Power Purchase Agreement was binding on the parties according to its terms. Aquidneck asserted that Montaup had either an express or implied obligation to negotiate new terms and conditions to the Power Purchase Agreement. Specifically, the defendants sought to amend, through negotiations, certain milestone events to which they were bound in the Power Purchase Agreement as written. Aquidneck failed to meet the first milestone of January 1, 1993. Accordingly, on January 5, 1993, Montaup exercised its rights to terminate the Power Purchase Agreement effective immediately. In January 1994, a counterclaim by Aquidneck claimed certain breaches of the Power Purchase Agreement, including an alleged failure on the part of Montaup to renegotiate the terms and conditions of the Power Purchase Agreement relating to the first milestone event. Also in January 1994, Aquidneck sought to join EUA and EUA Service as parties to the suit.

     Aquidneck apparently claims $11 million of damages on the theory that EUA can "avoid an approximately $11 million obligation to purchase capacity and power which it does not currently need." Aquidneck seeks treble damages claiming Montaup, EUA and EUA Service violated state laws willfully and knowingly.

     Montaup, EUA and EUA Service intend to defend the counterclaim vigorously and believe that Aquidneck's claims have no basis in law.

     On June 30, 1987, the MDPU commenced a proceeding for the purpose of investigating Eastern Edison's power planning process after rejecting a proposed Purchased Capacity Adjustment Clause. One of the purposes of this proceeding is to investigate the prudency of Eastern Edison's all-requirements contract with Montaup. No procedural dates have been set nor has any other activity occurred in this docket. EUA cannot predict the outcome of this matter at this time.

     On January 8, 1992, the Massachusetts Municipal Wholesale Electric Cooperative and its member municipalities, all of which are members of NEPOOL, filed a suit in Massachusetts Superior Court against the investor-owned utilities that are also members of NEPOOL. The suit alleges damages by NEPOOL's establishment of minimum size requirements for generating units designated as pool-planned generating units. The suit names as defendants members of NEPOOL, including Blackstone, Eastern Edison, Montaup and Newport (NEPOOL members of the EUA System). Discovery has not begun, pending resolution of certain procedural matters. The FERC initiated an action when the EUA subsidiaries and other participants filed an amendment to the NEPOOL Agreement with the FERC that concerns many of the issues raised in the Massachusetts litigation. The plaintiffs in the Massachusetts litigation, and one other participant have objected to the amendment, and have sought to prevent or delay its effectiveness. The FERC has not yet determined whether or when it will hold hearings on this matter. Management cannot predict the ultimate outcome of this proceeding at this time.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                        EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions of all of the executive officers of EUA as of March 16, 1994 are listed below along with their business experience during the past five years. Officers are elected annually by the Trustees at the meeting of Trustees next following the annual meeting of shareholders. The 1994 Annual Meeting of Shareholders is scheduled to be held on May 16, 1994. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

   Name,_Age_and_Position           Business_Experience_During_Past_5_Years

Richard M. Burns, 56              Comptroller since 1976, Assistant Secretary
 Comptroller (1)                    since 1978, and Assistant Treasurer since
                                    April 1986.  Chief Accounting Officer of
                                    EUA.

Arthur A. Hatch, 63               Executive Vice President since January 1990;
 Executive Vice President (2)       President of Eastern Edison from June 1986
                                    to December 1989; responsible for power
                                    supply, purchasing management, engineering and operations of the transmission and distribution facilities of the EUA System.

Clifford J. Hebert, Jr., 46       Treasurer since April 1986.  Responsible for
 Treasurer (3)                      financial and treasury activities of the
                                    EUA System.

William F. O'Connor, 54           Secretary since 1971; responsible for corpo-
 Secretary (4)                      rate affairs and human resources activi
                                    ties of the EUA System.

Donald G. Pardus, 53              Chairman since July 1990; Chief Executive
 Chairman of the Board,             Officer since April 1989; President from
 Chief Executive Officer            December 1985 through June 1990; Chief
 and Trustee (5)                    Operating Officer from January 1988 to
                                    April 1989; responsible for the overall
                                    management of the EUA System.

Robert G. Powderly, 46            Executive Vice President since April 1992;
 Executive Vice President (6)       President of Newport Electric Corporation
                                    from March 1990 to April 1992; prior to
                                    that, he was a Vice President of EUA
                                    Service since April 1986; responsible for corporate communications, customer service, information systems and rate activities of the EUA System.

John R. Stevens, 53               President since July 1990; Chief Operating
 President, Chief Operating         Officer since January 1990; Senior Execu-
 Officer and Trustee (7)            tive Vice President from January 1990 to
                                    July 1990; Executive Vice President from
                                    June 1987 to December 1989; responsible for retail operations and new ventures of the EUA System.

________________
(1) Vice President, Comptroller, Assistant Treasurer, Assistant Clerk/Secretary and Director of EUA Service; Vice President, Assistant Treasurer and Assistant Clerk/Secretary of Eastern Edison and Blackstone; Comptroller, Assistant Treasurer and Director of EUA Cogenex; Vice President, Assistant Treasurer, Assistant Clerk and Director of Montaup and EUA Energy; Assistant Treasurer of EUA Ocean State; Vice President and Assistant Treasurer of Newport.
(2) Executive Vice President and Director of Blackstone, Eastern Edison, EUA Cogenex, EUA Energy, EUA Ocean State, EUA Service, Montaup and Newport.
(3) Treasurer of Blackstone, Eastern Edison, EUA Energy, EUA Ocean State, Montaup, EUA Service and Newport; Treasurer and Assistant Clerk/Secretary of EUA Cogenex.
(4) Vice President, Clerk, Secretary and Director of EUA Service; Secretary/Clerk of Blackstone, Eastern Edison, EUA Ocean State and Newport; Clerk and Director of EUA Cogenex, EUA Energy and Montaup.
(5) Chairman and Director of Blackstone, Eastern Edison, EUA Cogenex, EUA Energy, EUA Ocean State, EUA Service, Montaup and Newport.
(6) Executive Vice President and Director of Blackstone, Eastern Edison, EUA Cogenex, EUA Energy, EUA Ocean State, EUA Service, Montaup and Newport.
(7) Vice Chairman and Director of Blackstone, Eastern Edison, EUA Cogenex and Newport; President and Director of EUA Energy, EUA Ocean State, Montaup and EUA Service.

     Except as described below, there have been no events under any bankruptcy act, no criminal proceedings and no judgements or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.

     On February 28, 1991, EUA Power (now Great Bay Power), filed a voluntary petition with the federal Bankruptcy Court for protection under Chapter 11 of the federal Bankruptcy Code. EUA Power, a wholly owned subsidiary of EUA prior to February 5, 1993, the date it redeemed all of its equity securities held by EUA, was organized solely for the purpose of acquiring an interest in the Seabrook Project and selling in the wholesale market its share of electricity generated by the project. EUA has no ownership interest in Great Bay Power.

     Messrs. Burns, Hatch, Hebert, O'Connor, Pardus and Stevens, were officers or directors of EUA Power since its formation in 1986, resigned their positions effective December 30, 1992, with the exception of Mr. Stevens who remains the sole officer and director of Great Bay Power. Mr. Stevens serves at the request, and subject to discretion of the Official Bondholders Committee of Great Bay Power.


                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information set forth under the caption Quarterly Financial and Common Share Information included in the Registrant's Annual Report to Shareholders for the year ended December 31, 1993 (Exhibit 13-1 filed herewith) is incorporated herein by reference.

     The closing price of the Registrant's Common Shares as reported by the Wall Street Journal on March 21, 1994 was $25.50.

Item 6.  SELECTED DATA

     The information set forth under the caption Selected Consolidated Financial Data included in the Registrant's Annual Report to Shareholders for the year ended December 31, 1993 (Exhibit 13-1 filed herewith) is incorporated herein by reference.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

     The statements and information set forth under the caption Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Registrant's Annual Report to Shareholders for the year ended December 31, 1993 (Exhibit 13-1 filed herewith) are incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of the Registrant and its subsidiaries, included in the Registrant's Annual Report To Shareholders for the year ended December 31, 1993 (Exhibit 13-1 filed herewith) are incorporated herein by reference:

     Consolidated Statement of Income for the three years in the period ended December 31, 1993.
     Consolidated Statement of Retained Earnings for the three years in the period ended December 31, 1993.
     Consolidated Statement of Cash Flows for the three years in the period ended December 31, 1993.
     Consolidated Balance Sheet at December 31, 1993 and 1992.
     Consolidated Statement of Equity Capital and Preferred Stock at December 31, 1993 and 1992.
     Consolidated Statement of Indebtedness at December 31, 1993 and 1992. Notes to Consolidated Financial Statements at December 31, 1993, 1992, and 1991.
     Report of Independent Accountants, dated March 4, 1994.

     The statements and information set forth under the captions Quarterly Financial and Common Share Information included in the Registrant's Annual Report to Shareholders for the year ended December 31, 1993 (Exhibit 13-1 filed herewith) are incorporated herein by reference.

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None

                                   PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning trustees and executive officers set forth under the caption "ELECTION OF TRUSTEES AND OWNERSHIP OF COMMON SHARES" in the Registrant's definitive Proxy Statement to be mailed to shareholders in connection with the shareholders' annual meeting to be held on May 16, 1994 and filed with the SEC is incorporated herein by reference. See also "Executive Officers Of The Registrant" following Item 4 herein.

Item 11.  EXECUTIVE COMPENSATION

     The information concerning executive compensation set forth under the caption "COMPENSATION AND OTHER COMPENSATION" in the Registrant's definitive Proxy Statement to be mailed to shareholders in connection with the shareholders' annual meeting to be held on May 16, 1994 and filed with the SEC is incorporated herein by reference with the exception of the Report of the Compensation and Nominating Committee on Compensation of Executive Officers and accompanying Corporate Performance Graph that appears therein and which are specifically not incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The statements concerning security ownership of certain beneficial owners and management set forth under the caption "ELECTION OF TRUSTEES AND OWNERSHIP OF COMMON SHARES" in the Registrant's definitive Proxy Statement to be mailed to shareholders in connection with the shareholders' annual meeting to be held on May 16, 1994 and filed with the SEC are incorporated herein by reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements

     The response to this portion of Item 14 is set forth under Item 8.

  (a)(2) Financial Statement Schedules

     The following additional consolidated financial statement schedules filed herewith should be considered in conjunction with the financial statements in the Registrant's Annual Report to Shareholders for the year ended December 31, 1993 (Exhibit 13-1 filed herewith):

     1.  Financial Statement Schedules:

     Schedule V    -  Property, Plant and Equipment for the three years ended
                      December 31,1993.

     Schedule VI   -  Accumulated Depreciation, Depletion and Amortization of
                      Property, Plant and Equipment for the three years ended December 31, 1993.

     Schedule VII  -  Valuation and Qualifying Accounts for the three years ended December 31, 1993.

     Schedule IX   -  Short-Term Borrowings for the three years ended December
                      31, 1993.

     Schedule X    -  Supplementary Income Statement Information for the three years ended December 31, 1993.

     All other schedules have been omitted because the required information is not present or not sufficiently material to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

     2. Report of Independent Accountants (Coopers & Lybrand) for 1993, 1992 and 1991 included in the Registrant's Annual Report to Shareholders for the year ended December 31, 1993 (Exhibit 13-1 filed herewith).

  (a)(3) Exhibits (*denotes filed herewith).

     Articles of Incorporation and By-Laws:

3-1.03  -  Declaration of Trust of EUA, dated April 2, 1928, as amended
           (Exhibit A-3, File No. 70-3188; Exhibit 1 to EUA's 8-K Reports for April in each of the years 1957, 1962, 1966, 1968, 1972, and 1973, File No. 1-5366; Exhibit A-1 (a), Amendment No. 2 to Form U-1, File No. 70-5997; Exhibit 4-3, Registration No. 2-72589; Exhibit 1 to Certificate of Notification, File No. 70-6713; Exhibit 1 to Certificate of Notification, File No. 70-7084; Exhibit 3-2, Form 10-K of EUA or 1987, File No. 1-5366).

Instruments Defining the Rights of Shareholders, Including Indentures:

                             - Eastern Edison -

4-1.08  -  Indenture of First Mortgage and Deed of Trust dated as of
           September 1, 1948 of Eastern Edison (Exhibit 4-1, Registration No. 2-77468).

4-2.08  -  First Supplemental Indenture dated as of February 1, 1953 of
           Eastern Edison (Exhibit A, File No. 70-3015).

4-3.08  -  Second Supplemental Indenture dated as of May 1, 1954 of
           Eastern Edison (Exhibit A-3, File No. 70-3371).

4-4.08  -  Third Supplemental Indenture dated as of June 1, 1955 of
           Eastern Edison (Exhibit C to Certificate of Notification, File No. 70-3371).

4-5.08  -  Fourth Supplemental Indenture dated as of September 1, 1957 of
           Eastern Edison (Exhibit D to Certificate of Notification, File No. 70-3619).

4-6.08  -  Fifth Supplemental Indenture dated as of April 1, 1959 of
           Eastern Edison (Exhibit D to Certificate of Notification, File No. 70-3798).

4-7.08  -  Sixth Supplemental Indenture dated as of October 1, 1963 of
           Eastern Edison (Exhibit F to Certificate of Notification, File No. 70-4164).

4-8.08  -  Seventh Supplemental Indenture dated as of June 1, 1969 of
           Eastern Edison (Exhibit D to Certificate of Notification, File No. 70-4748).

4-9.08  -  Eighth Supplemental Indenture dated as of July 1, 1972 of
           Eastern Edison (Exhibit C to Certificate of Notification, File No. 70-5195).

4-10.08 -  Ninth Supplemental Indenture dated as of September 1, 1973 of
           Eastern Edison (Exhibit F to Certificate of Notification, File No. 70-5379).

4-11.08 -  Tenth Supplemental Indenture dated as of October 1, 1975 of
           Eastern Edison (Exhibit C to Certificate of Notification, File No. 70-5719).

4-12.08 -  Eleventh Supplemental Indenture dated as of January 1, 1979 of
           Eastern Edison (Exhibit 5-24, Registration No. 2-65785).

4-13.08 -  Twelfth Supplemental Indenture dated as of October 1, 1980 of
           Eastern Edison (Exhibit F to Certificate of Notification, File No. 70-6463).

4-14.08 -  Thirteenth Supplemental Indenture dated as of July 1, 1981 of
           Eastern Edison (Exhibit C to Certificate of Notification, File No. 70-6608).

4-15.08- Fourteenth Supplemental Indenture dated as of June 1, 1982 of Eastern Edison (Exhibit C to Certificate of Notification, File No. 70-6737).

4-16.08 -  Fifteenth Supplemental Indenture dated as of August 1, 1983 of
           Eastern Edison (Exhibit F to Certificate of Notification, File No. 70-6851).

4-17.08 -  Sixteenth Supplemental Indenture dated as of September 1, 1984 of Eastern Edison (Exhibit 4-31, Form 10-K of EUA for 1984, File No. 1-5366).

 4-18.08- Seventeenth Supplemental Indenture dated as of July 1, 1986 of Eastern Edison (Exhibit F to Certificate of Notification, File No. 70-7254).

4-19.08 -  Eighteenth Supplemental Indenture dated as of June 1, 1987 of
           Eastern Edison (Exhibit C to Certificate of Notification, File No. 70-7373).

4-20.08 -  Nineteenth Supplemental Indenture dated as of November 1, 1987 of Eastern Edison (Exhibit C to Certificate of Notification, File No. 70-7373).

4-21.08 -  Twentieth Supplemental Indenture dated as of May 1, 1988 of
           Eastern Edison (Exhibit C to Certificate of Notification, File No. 70-7373).

4-22.08 -  Twenty-first Supplemental Indenture dated as of September 1,
           1988 of Eastern Edison (Exhibit F to Certificate of
           Notification, File No. 20-7511).

4-23.08 -  Twenty-second Supplemental Indenture dated as of December 1,
           1990 of Eastern Edison (Exhibit 4-34, Form 10-K of Eastern Edison for 1990, File No. 0-8480).

4-24.08 -  Twenty-third Supplemental Indenture dated as of July 1, 1992 of
           Eastern Edison (Exhibit 4-24, Form 10-K of Eastern Edison for 1992, File No. 0-8480).

4-25.08 -  Indenture dated as of December 1, 1990 of Eastern Edison with
           Citibank, N.A., as Trustee (Exhibit 4-35, Form 10-K of Eastern Edison for 1990, File No. 0-8480).

4-26.08 -  Form of Eastern Edison Medium Term Note (Exhibit 4-36, Form
           10-K of Eastern Edison for 1990, File No. 0-8480).

4-27.08 -  Twenty-Fourth Supplemental Indenture dated as of May 1, 1993
           (filed as Exhibit A-27 to Form U-1, File No. 70-7865 of Eastern Edison).

4-28.08 -  Twenty-Fifth Supplemental Indenture dated as of July 1, 1993
           (filed as Exhibit A-38 to Form U-1, File No. 70-7865 of Eastern Edison).

4-29.08 -  Form of Restated and Amended Articles of Organization (filed as
           Exhibit A-39 to Form U-1 File No. 70-7865 of Eastern Edison)

                                 - Montaup -

4-1.05 - Form of 8% Debenture Bonds due 2000 of Montaup (Exhibit 4-10, Registration No. 2-41488).

4-2.05  -  Form of 8-1/4% Debenture Bonds due 2003 of Montaup (Exhibit
           B-3, Form U5S of EUA for year 1973).

4-3.05  -  Form of 14% Debenture Bonds due 2005 of Montaup (Exhibit 4-11,
           Registration No. 2-55990).

4-4.05  -  Form of 10% Debenture Bonds due 2008 of Montaup (Exhibit 5-3,
           Registration No. 2-65785).

4-5.05  -  Form of 16-1/2% Debenture Bonds due 2010 of Montaup (Exhibit
           4-11, Form 10-K of EUA for 1980, File No. 1-5366).

4-6.05  -  Form of 12-3/8% Debenture Bonds due 2013 of Montaup (Exhibit
           4-13, Form 10-K of EUA for 1983, File No. 1-5366).

4-7.05  -  Form of 10-1/8% Debentures due 2008 of Montaup (Exhibit 4, Form
           10-Q of Eastern Edison for quarter ended September 30, 1983, File No. 0-8480).

4-8.05  -  Form of 9% Debenture Bonds due 2020 of Montaup (Exhibit 4-10,
           Form 10-K of Eastern Edison for 1990, File No. 0-8480).

4-9.05  -  Form of 9 3/8% Debenture Bonds due 2020 of Montaup (Exhibit
           4-11, Form 10-K of Eastern Edison for 1990, File No. 0-8480).

                                - Blackstone -

4-1.01  -  First Mortgage Indenture and Deed of Trust dated as of December
           1, 1980 of Blackstone (Exhibit A, Form 8-K of EUA dated January 14, 1981, File No. 1-5366).

4-2.01  -  First Supplemental Indenture dated as of August 1, 1989 of
           Blackstone (Exhibit 4-33, Form 10-K of EUA for 1989, File No.
           1-5366).

4-3.01  -  Second Supplemental Indenture dated as of November 26, 1990 of
           Blackstone (Exhibit 4-3, Form 10-K of BVE for 1990, File No.
           0-2602).

4-4.01  -  Loan Agreement between Rhode Island Industrial Facilities
           Corporation and Blackstone dated as of December 1, 1984 (Exhibit 10-72, Form 10-K of EUA for 1984, File No. 1-5366).

                               - EUA Service -

4-1.07  -  Note Purchase Agreement dated as of January 13, 1988 of Service
          (Exhibit 4-38, Form 10-K of EUA for 1987, File No. 1-5366).

                               - EUA Cogenex -

4-1.10  -  Note Agreement dated as of June 28, 1990 of EUA Cogenex with the Prudential Insurance Company of America. (Exhibit 4-46, Form 10-K of EUA for 1990, File No. 1-5366).

4-2.10  -  Note Agreement dated as of October 29, 1991 between EUA Cogenex and Prudential Insurance Company of America. (Exhibit 4-55, Form 10-K of EUA for 1991, File No. 1-5366).

4-3.10  -  Note Purchase Agreement dated as of September 29, 1992 of EUA
           Cogenex and the Prudential Life Insurance Company of America. (Exhibit 4-44, Form 10-K of EUA for 1992, File No. 1-5366).

*4-4.10  - Indenture dated September 1, 1993 between EUA Cogenex and the
           Bank of New York as Trustee.

                                   - Newport -

4-1.14  -  Indenture of First Mortgage dated as of June 1, 1954 of
           Newport, as supplemented on August 1, 1959, April 1, 1962, October 1, 1964, April 1, 1967, September 1, 1969, September 1, 1970, June 1, 1978, October 1, 1978, May 1, 1986, December 1,
           1987 and November 1, 1989 (Exhibit 4-49, Form 10-K of EUA for 1990, File No. 1-5366).

4-2.14  -  United States Government Small Business Administration Loan to
           Newport entitled, "Base Closing Economic Injury Loan", signed May 30, 1975 and amended on October 6, 1983 (Exhibit 4-50, Form 10-K of EUA for 1990, File No. 1-5366).

4-3.14  -  Indenture of Second Mortgage dated as of September 1, 1982 of
           Newport, as supplemented on December 1, 1988 (Exhibit 4-51, Form 10-K of EUA for 1990, File No. 1-5366).

*4-4.14 -  Loan Agreement between the Rhode Island Port Authority and
           Economic Development Corporation and Newport Electric
           Corporation dated as of January 6, 1994.

*4-5.14 -  Trust Indenture between the Rhode Island Authority and Economic
           Development Corporation and Newport Electric Corporation dated as of January 1, 1994.

*4-6.14 -  Letter of Credit and Reimbursement Agreement dated January X,
           1994.

                             - EUA Ocean State -

4-1.12  -  Note Purchase Agreement dated as of January 16, 1992 between
           EUA Ocean State Corporation and John Hancock Mutual Life Insurance Company (Exhibit 4-56, Form 10-K of EUA for 1991, File No. 1-5366).

Material Contracts:

                                   - EUA -

10-1.03 -  Employees' Retirement Plan of Eastern Utilities Associates and
           its Subsidiary Companies Trust Agreement as amended and restated, effective July 1, 1981 (Exhibit 10-1, Registration No. 2-80205).

10-2.03 -  Employees' Retirement Plan of Eastern Utilities Associates and
           its Subsidiary Companies Plan as amended and restated, effective January 1, 1985 as amended as of January 1, 1985, July 1, 1987, January 1, 1989, December 30, 1990, July 1, 1991,
           September 2, 1991, and March 1, 1992 (Exhibit 10-2, Form 10-K of EUA for 1985, File No. 1-5366; Exhibit 10-77, Form 10-K of EUA for 1986, File No. 1-5366; Exhibit 10-118, Form 10-K of EUA for 1987, File No. 1-5366; Exhibit 10-95, Form 10-K of EUA for 1988, File No. 1-5366; Exhibit 10-79, Form 10-K of Eastern Edison for 1990, File No. 0-8480; Exhibit 10-120, Form 10-K of EUA for 1991, File No. 1-5366; Exhibit 10-122, Form 10-K of EUA for 1991, File No. 1-5366; Exhibit 10-123, Form 10-K of EUA for 1991, File No. 1-5366; Exhibit 10-70, Form 10-K of EUA for 1992, File No. 1-5366).

10-3.03 -  Eastern Utilities Associates Employees' Savings Plan Trust
           Agreement (Exhibit 10-3, Form 10-K of EUA for 1992, File No.
           1-5366).

10-4.03 -  Eastern Utilities Associates Employees' Savings Plan as amended and restated effective January 1, 1989 (Exhibit 10-4, Form 10-K of EUA for 1992, File No. 1-5366).

10-5.03 -  Stock Purchase Agreement dated as of December 10, 1986, among
           Eastern Utilities Associates, Citizens Corporation and Citizens Energy Corporation (Exhibit 10-104, Form 10-K of EUA for 1986, File No. 1-5366).

10-6.03 -  Precedent Agreement dated as of November 29, 1989 between EUA and NECO Enterprises, Inc. (Exhibit B-4, Form U-1, File No.
           70-7677).

10-7.03 -  Amendment to and Restatement of Stock Purchase Agreement dated as of February 1, 1990 between EUA, NECO Enterprises, Inc., Newport Electric Corporation and a special-purpose subsidiary of EUA for the acquisition by EUA of the stock of Newport Electric Corporation (Exhibit B-3, Form U-1, File No. 70-7677).

 10-8.03 - Letter of Assurance in connection with the Credit Agreement between Vermont Electric Transmission Company, Inc. and Bank of America National Trust and Savings Association dated July 19, 1983 (Exhibit 10-111, Form 10-K of EUA for 1990, File No. 1-5366).

 10-9.03 - Amended and Restated Equity Maintenance Agreement dated as of
           September 29, 1992 among EUA and The Prudential Insurance Company of America and Pruco Life Insurance Company (Exhibit 10-9, EUA 10-K for 1992, File No. 1-5366).

 10-10.03- Guaranty, dated June 28, 1990 made by EUA in favor of The
           Prudential Life Insurance Company of America (Exhibit 10-10, EUA 10-K for 1992, File No. 1-5366).

 10-11.03- Guaranty, dated January 16, 1992 made by EUA in favor of John
           Hancock Mutual Life Insurance Company (Exhibit 4-125, Form 10-K of EUA for 1991, File No. 1-5366).

 10-12.03- Form of Service Contract between EUA Service Corporation and each of the other companies (including EUA) in the EUA System (Exhibit 13-1, Registration No. 2-55990).

 10-13.03- Form of EUA Restricted Stock Plan effective July 17, 1989
           (Exhibit 10-13, EUA 10-K for 1992, File No. 1-5366).

*10-14.03- Service contract and supplement among the EUA System, New
           England Electric System, Boston Edison Co., New England Gas & Electric Association system and Vermont Electric Power Company, Inc. for services to be provided by the New England Power Service Company dated as of January 1, 1994.

*10-15.03- Thirtieth Amendment to NEPOOL Agreement dated as of June 1,
           1993 regarding pool planning, pool-planned facilities, pool-planned purchases and pool-planned unit provisions.

                             - Eastern Edison -

 10-1.08 - Trust Agreement dated as of July 1, 1993 between Massachusetts
           Industrial Finance Agency and Shawmut Bank, N.A. (filed as
           Exhibit 10-1.08 to Eastern Edison's Form 10-K for 1993, File No. 0-8480).

 10-2.08 - Loan Agreement dated as of July 1, 1993 between Massachusetts
           Industrial Finance Agency and Eastern Edison (filed as Exhibit 10-2.08 to Eastern Edison's Form 10-K for 1993, File No. 0-8480).

 10-3.08 - Power Purchase Agreement entered into as of September 20, 1993 by and between Meridian Middleboro Limited Partnership and Eastern Edison Company (filed as Exhibit 10-3.08 to Eastern Edison's Form 10-K for 1993, File No. 0-8480).

 10-4.08 - Inducement Letter dated July 14, 1993 from Eastern Edison to the Massachusetts Industrial Finance Agency and Goldman,
           Sachs & Company and Citicorp Securities Markets, Inc. (filed as Exhibit 10-4.08 to Eastern Edison's Form 10-K for 1993, File No. 0-8480).

                                 - Montaup -

10-1.05 -  Montaup Contract, as amended (Exhibit 4-B, Registration No.
           2-14119; Exhibit 13-A1, Registration No. 2-14718; Exhibit 4-B-2, Registration No. 2-26509; Exhibit 4-B-3, Registration No. 2-33061; Exhibits 13-3 and 13-4, Registration No. 2-48966; Exhibit B-2, Form U5S of EUA for year 1974 and Exhibit 5-40, Registration No. 2-62862).

10-2.05 -  Transmission Contract (composite copy) among Yankee Atomic
           Electric Company's Sponsors, including Montaup, dated June 30, 1959 (Exhibit 13-6-D, Registration No. 2-15798).

10-3.05 -  Power Contract (composite copy) between Connecticut Yankee
           Atomic Power Company and Montaup dated July 1, 1964 (Exhibit B-1, File No. 70-4245).

10-4.05 -  Capital Funds Agreement (composite copy) between Connecticut
           Yankee Atomic Power Company and Montaup dated September 1, 1964 (Exhibit B-2, File No. 70-4245).

10-5.05 -  Stockholder Agreement (composite copy) among Connecticut Yankee
           Atomic Power Company's Sponsors, including Montaup, dated July 1, 1964 (Exhibit B-4, File No. 70-4245).

10-6.05 -  Capital Funds Agreement (composite copy) between Vermont Yankee
           Nuclear Power Corporation and Montaup dated as of February 1, 1968, and Amendment thereto dated as at March 12, 1968 (Exhibit B-2, File No. 70-4611; Exhibit B-3, File No. 70-4611).

10-7.05 -  Form of Power Contract between Vermont Yankee Nuclear Power
           Corporation and Montaup dated as of February 1, 1968, as amended June 1, 1972, April 15, 1983, April 24, 1985, June 1, 1985, May 6, 1988 (2), June 15, 1989 and December 1, 1989
          (Exhibit B-4, File No. 70-4591; Exhibit 13-21, Registration No.
           2-46612; Exhibit 10-63, Form 10-K of EUA for 1983, File No. 1-5366; Exhibit 10-74, Form 10-K of EUA for 1985, File No. 1-5366; Exhibit 10-78, Form 10-K of EUA for 1986, File No. 1-5366; Exhibits 10-97 and 10-98, Form 10-K of EUA for 1988,
           File No. 1-5366; Exhibit 10-95, Form 10-K of EUA for 1989, File No. 1-5366; Exhibit 10-80, Form 10-K of Eastern Edison for 1990, File No. 0-8480).

10-8.05 -  Sponsor Agreement (composite copy) among Vermont Yankee Nuclear
           Power Corporation's Sponsors, including Montaup, dated as of August 1, 1968 (Exhibit 4-0, Registration No. 2-33061).

10-9.05 -  Capital Funds Agreement (composite copy) between Maine Yankee and Montaup dated May 20, 1968 and as amended August 1, 1985 (Exhibit B-2, File No. 70-4658; Exhibit 10-78, Form 10-K of EUA for 1985, File No. 1-5366).

10-10.05-  Power Contract (composite copy) between Maine Yankee Atomic and
           Montaup dated May 20, 1968, as amended December 19, 1983 and January 1, 1984 (Exhibit B-3, File No. 70-4658; Exhibit 10-64, Form 10-K of EUA for 1983, File No. 1-5366; Exhibit 10-66, Form 10-K of EUA for 1984, File No. 1-5366).

10-11.05-  Stockholder Agreement (composite copy) among Maine Yankee
           Sponsors, including Montaup, dated May 20, 1968 (Exhibit B-4, File 70-4658).

10-12.05-  Agreement (composite copy) among Vermont Yankee Nuclear Power
           Corporation's Sponsors, including Montaup, dated as of April 30, 1969 (Exhibit B-7, File No. 70-4435).

10-13.05-  Form of Agreement among Maine Yankee Atomic Power Company's
           Sponsors dated as of May 20, 1969 (Exhibit B-5, File No.
           70-4658).

10-14.05-  Form of New England Power Pool Agreement dated as of September
           1, 1971, as amended as of July 1, 1972, March 1, 1973, April 2, 1973, March 15, 1974, June 1, 1975, September 1, 1975, December
           31, 1976, January 18, 1977, July 1, 1977, August 1, 1977,
           August 15, 1978, January 31, 1980, February 1, 1980, September 1, 1981, December 1, 1981, June 1, 1982, June 15, 1983, October
           1, 1983, August 1, 1985, August 15, 1985, January 1, 1986,
           September 1, 1986, March 1, 1988, May 1, 1988, March 15, 1989
           and October 1, 1990, (Exhibit 13-45, Registration No. 2-41488;
           Exhibit 13-38, Registration No. 2-46612; Exhibits 13-39 and 13-40, Registration No. 2-48966; Exhibit B-3, Form U5S of EUA for year 1974; Exhibit 13-35(a), Registration No. 2-54449;
           Exhibit 13-35, Registration No. 2-55990, Exhibits 5-69 and 5-70, Registration Exhibit 13-35(a), Registration No. 2-54449;
           Exhibit 13-35, Registration No. 2-55990, Exhibits 5-69 and 5-70, Registration No. 2-58625; Exhibit 6, Form 10-K of EUA for 1977, File No. 1-5366; Exhibit 1, Form 10-K of EUA for 1979, File No. 1-5366; Exhibit No. 10-67, Registration No. 2-80205;
           Exhibit 10-65, Form 10-K of EUA for 1983, File No. 1-5366;
           Exhibit 10-66, Form 10-K of EUA for 1983, File No. 1-5366; Exhibits 10-75, 10-76, and 10-77, Form 10-K of EUA for 1985,
           File No. 1-5366; Exhibit 10-79, Form 10-K of EUA for 1986, File No. 1-5366; Exhibits 10-99 and 10-100, Form 10-K of EUA for 1988, File No. 1-5366; Exhibit 10-96, Form 10-K of EUA for 1989, File No. 1-5366; Exhibit 10-81, Form 10-K of Eastern Edison for 1990, File No. 0-8480).

10-15.05-  Joint Ownership Agreement--NEPCO Nuclear Units dated as of
           January 2, 1976 as amended August 6, 1976 among New England Power Company and other utilities, including Montaup (Exhibit 13-41, Registration No. 2-55990; Exhibit 5-77, Registration No. 2-58625).

10-16.05-  Unit Participation Agreement between Maine Electric Power
           Company, Inc. and New Brunswick Electric Power Commission dated November 15, 1971 (Exhibit 13-43.1, Registration No. 2-44377).

10-17.05-  Assignment Agreement dated March 20, 1972 between Maine
           Electric Power Company, Inc. and New Brunswick Electric Power Commission (Exhibit 13-43.3, Registration No. 2-44377).

10-18.05-  Agreement dated October 13, 1972 for Joint Ownership, Con -
           struction and Operation of Pilgrim Unit No. 2 among Boston Edison Company and other utilities including Montaup, as amended July 25, 1973, September 15, 1974, December 1, 1974, February 15, 1975, April 30, 1975, June 30, 1975, November 30,
           1975 and December 15, 1975 (Exhibit 13-51, Registration No. 2-46612; Exhibit 13-56, Registration No. 2-48966; Exhibit B-5, Form U5S of EUA for year 1974; Exhibit 13-52-A and 13-52-B, Registration No. 2-53819; Exhibit 13-45(a), Registration No. 2-54449; Exhibits 13-48 and 13-47(a), Registration No. 2-55990).

10-19.05-  Agreement dated as of May 1, 1973 for Joint Ownership,
           Construction and Operation of New Hampshire Nuclear Units among Public Service Company of New Hampshire and other utilities including Montaup, as amended as of May 24, 1974, June 21, 1974, September 25, 1974, October 25, 1974, January 31, 1975,
           as supplemented by Letter Agreement dated April 27, 1978 and amended as of April 18, 1979 (two amendments), April 25, 1979, June 8, 1979, October 11, 1979, December 15, 1979, June 16,
           1980, December 31, 1980, June 1, 1982, April 27, 1984, June 15,
           1984, March 8, 1985, March 14, 1986, May 1, 1986, September 19,
           1986, November 1987, January 13, 1989 and November 1, 1990. (Exhibit 13-57, Registration No. 2-48966; Exhibit B-6, Form U5S of EUA for year 1974; Exhibit 5-130, Registration No. 2-62862;
           Exhibit 5-70, Registration No. 2-65785; Exhibit 2, Form 10-K of EUA for 1979, File No. 1-5366; Exhibit 5-34, Registration No. 2-69052; Exhibit 20-1, Form 10-K of EUA for 1980, File No. 1-5366; Exhibit 10-69, Registration No. 2-80205; Exhibit 2, Form 10-Q of EUA for the Quarter Ended March 31, 1984, File No. 1-5366; Exhibit 3, Form 10-Q of EUA for the Quarter Ended June 30, 1984, File No. 1-5366; Exhibit 10-70, Form 10-K of EUA for 1985, File No. 1-5366; Exhibits 10-80 and 10-81, Form 10-K of
           EUA for 1986, File No. 1-5366; Exhibits 10-95 and 10-96, Form 10-K of EUA for 1987, File No. 1-5366; Exhibit 10-101, Form 10-K of EUA for 1988, File No. 1-5366; Exhibit 10-82, Form 10-K of Eastern Edison for 1990, File No. 0-8480).

10-20.05-  Sharing Agreement dated as of September 1, 1973 among The
           Connecticut Light and Power Company and other utilities, including Montaup, concerning participation in a nuclear generating unit located in Connecticut (Millstone Unit No. 3), as amended and supplemented by Amendatory Agreement dated May 11, 1984 as amended as of April 1, 1986 (Exhibit B-17, Form U5S of EUA for year 1973; Exhibit B-8, as amended as of April 11, 1986, Form U5S of EUA for year 1974; Exhibit B-30, Form U5S of EUA for year 1976; Exhibit 10-68, Form 10-K of EUA for 1984, File No. 1-5366; Exhibit 10-82, Form 10-K of EUA for 1986, File No. 1-5366).

10-21.05-  Agreement for Joint Ownership, Construction and Operation of
           William F. Wyman Unit No. 4 dated November 1, 1974 as amended June 30, 1975, August 16, 1976 and December 31, 1978 among Central Maine Power Company and other utilities including Montaup (Exhibit B-9, Form U5S of EUA for year 1974; Exhibit 13-58, Registration No. 2-55990; Exhibit 5-95, Registration No. 2-58625; Exhibit 5-40, Registration No. 2-69052).

10-22.05-  Agreement for Joint Ownership dated as of October 27, 1970 between Canal Electric Company and Montaup (Exhibit 13-71, Registration No. 2-55990).

10-23.05-  Agreement for use of Common Facilities by Canal Units I and II
           and for Allocation of Related Costs dated as of October 27, 1970 between Canal Electric Company and Montaup (Exhibit 13-72, Registration No. 2-55990).

10-24.05-  Supplementary Power Contract dated as of April 1, 1978, by and between Connecticut Yankee Atomic Power Company and Montaup (Exhibit 10-45, Form 10-K of EUA for 1987, File No. 1-5366).

10-25.05-  Guarantee Agreement (composite copy) dated as of November 13,
           1981 between The Connecticut Bank and Trust Company, as Trustee, and Montaup relating to debentures of Connecticut Yankee Atomic Power Company (Exhibit 10-61, Form 10-K of EUA for 1981, File No. 1-5366).

10-26.05-  Guarantee Agreement dated as of November 5, 1981 between
           Bankers Trust Company, as Trustee of the Vernon Energy Trust, and Montaup relating to a nuclear fuel sales agreement and related transactions entered into by Vermont Yankee Nuclear Power Corporation (Exhibit 10-63, Form 10-K of EUA for 1981, File No. 1-5366).

10-27.05-  Agreement for Seabrook Project Disbursing Agent, dated as of
           May 23, 1984, as amended March 8, 1985, May 20, 1985, June 18,
           1985, January 1, 1986, November, 1987,  August 1, 1989, and
           restated as of November 1, 1990, among the participants in the Seabrook nuclear generating project, including Montaup and Yankee Atomic Electric Company (Exhibit 2, Form 10-Q of EUA for the Quarter Ended June 30, 1984, File No. 1-5366; Exhibit 10-69, Form 10-K of EUA for 1985, File No. 1-5366; Exhibits 10-86, 10-87 and 10-88, Form 10-K of EUA for 1986, File No.
           1-5366; Exhibit 10-97, Form 10-K of EUA for 1987, File No. 1-5366; Exhibit 10-105, Form 10-K of EUA for 1989, File No. 1-5366; Exhibit 10-84, Form 10-K of Eastern Edison for 1990, File No. 0-8480).

10-28.05-  Guarantee Agreement dated as of August 1, 1985 among
           The Connecticut Bank and Trust Company, Connecticut Yankee Atomic Power Company and Montaup Electric Company relating to Revolving Credit Loans of Connecticut Yankee (Exhibit 10-85, Form 10-K of EUA for 1985, File No. 1-5366).

10-29.05-  Equity Funding Agreement for New England Hydro-Transmission
           Corporation dated as of June 1, 1985, between New England Hydro-Transmission Corporation and several New England electric utilities, including Montaup as amended as of May 1, 1986 and September 1, 1987 (Exhibits 10-96 and 10-97, Form 10-K of EUA for 1986, File No. 1-5366; Exhibit 10-116, Form 10-K of EUA for 1987, File No. 1-5366).

10-30.05-  Equity Funding Agreement for New England Hydro-Transmission
           Electric Company, Inc. dated as of June 1, 1985, between New England Hydro-Transmission Electric Company, Inc. and several New England electric utilities, including Montaup as amended as of May 1, 1986 and September 1, 1987 (Exhibits 10-98 and 10-99, Form 10-K of EUA for 1986, File No. 1-5366; Exhibit 10-117, Form 10-K of EUA for 1987, File No. 1-5366).

10-31.05-  Unit Power Agreement for the Sale of Unit Capacity and Energy
           from Ocean State Power Project to Montaup Electric Company dated as of May 14, 1986 as amended as of August 27, 1986, September 27, 1987, October 21, 1988, July 21, 1989, February 1, 1990 and December 21, 1990 (Exhibits 10-101 and 10-102, Form
           10-K of EUA for 1986, File No. 1-5366; Exhibits 10-106 and 10-107, Form 10-K of EUA for 1988, File No. 1-5366; Exhibit 10-106, Form 10-K of EUA for 1989, File No. 1-5366; Exhibits 10-86 and 10-87, Form 10-K of Eastern Edison for 1990, File No. 0-8480).

10-32.05-  Power Purchase Agreement dated as of October 17, 1986, between
           Northeast Energy Associates and Montaup as amended as of June 28, 1989 (Exhibit 10-103, Form 10-K of EUA for 1986, File No. 1-5366; Exhibit 10-103, Form 10-K of EUA for 1989, File No. 1-5366).

10-33.05-  Unit Sales Agreement between Montaup Electric Company and
           Massachusetts Municipal Wholesale Electric Company for Purchase of Capacity and Energy from Canal No. 2 dated as of November 1, 1986 (Exhibit 10-105, Form 10-K of EUA for 1986, File No. 1-5366).

10-34.05-  Settlement Agreement dated as of January 13, 1989 among
           Montaup, EUA Power, certain past and present owners of the Seabrook Project and Yankee Atomic Electric Company (Exhibit 10-110, Form 10-K of EUA for 1988, File No. 1-5366).

10-35.05-  Unit Power Agreement for the Sale of Second Unit Capacity and
           Energy from Ocean State Power Project to Montaup Electric Company dated as of September 28, 1988 as amended by an amendment dated July 21, 1989, and February 7, 1990 and a Supplemental Agreement dated July 21, 1989 (Exhibit 10-104, Form 10-K of EUA for 1989, File No. 1-5366; Exhibit No. 10-88, Form 10-K of Eastern Edison for 1990, File No. 0-8480).

10-36.05-  Purchase Power Contract between Newport and Montaup dated July
           23, 1963, as revised on March 23, 1983 (Exhibit 10-108, Form 10-K of EUA for 1990, File No. 1-5366).

10-37.05-  Purchase Power Contract between Newport and Montaup for
           Contract Demand Service effective May 1, 1983, as amended on July 1, 1983, December 28, 1983 and November 1, 1984 (Exhibit 10-89, Form 10-K of Eastern Edison for 1990, File No. 0-8480 and Exhibit 10-109, Form 10-K of EUA for 1990, File No. 1-5366).

10-38.05-  Power Contract (composite copy) between Yankee Atomic Electric
           Company and Montaup dated June 30, 1959 as revised April 1, 1975, as further amended October 1, 1980, April 1, 1985, May 6, 1988, June 26, 1989, July 1, 1989 and February 1, 1992 (Exhibit 10-6, Registration No. 2-72655; Exhibit 10-73, Form 10-K of EUA for 1985, File No. 1.5366; Exhibit 10-96, Form 10-K of EUA for 1988, File No. 1-5366; Exhibits 10-93 and 10-94, Form 10-K of
           EUA for 1989, File No. 1-5366; Exhibit 10-46 Form 10-K of Eastern Edison for 1992, File No. 0-8480).

10-39.05-  Memorandum of understanding by and between Canal Electric
           Company and Montaup Electric Company dated September 23, 1993 (Exhibit 10-39.05, Eastern Edison 10-K for 1993, File No. 0-8480).

10-40.05-  Ancillary Agreement by and between Algonquin Gas Transmission
           Company, Canal Electric Company and Montaup Electric Company dated October 8, 1993. (Exhibit 10-40.05 of Eastern Edison 10-K for 1993, File No. 0-8480).

                                - Blackstone -

10-1.01 -  Trust Indenture between Rhode Island Industrial Facilities
           Corporation and the Rhode Island Hospital Trust Company dated as of December 1, 1984 (Exhibit 10-73, Form 10-K of EUA for 1984, File No. 1-5366).

10-2.01 -  Remarketing Agreement between Rhode Island Hospital Trust
           Company, Citibank and Blackstone dated as of December 19, 1984 (Exhibit 10-74, Form 10-K of EUA for 1984, File No. 1-5366).

10-3.01 -  Letter of Credit and Reimbursement Agreement between Blackstone
           Valley Electric Company and The Bank of New York dated as of January 21, 1993 (Exhibit 10-10, Form 10-K of Blackstone for 1992, File No. 0-2602).

10-4.01 -  Interconnection Agreement by and between Blackstone and Ocean
           State Power dated November 1, 1988, as amended and restated effective August 16, 1989 by and among Blackstone, Ocean State Power I and Ocean State Power II (Exhibit 10-100, Form 10-K of EUA for 1989, File No. 1-5366).

10-5.01 -  Power Purchase Agreement between Blackstone and Blackstone
           Hydro, Inc. dated as of January 8, 1989 and assignment to Montaup (Exhibits 10-101 and 10-102, Form 10-K of EUA for 1989, File No. 1-5366).


                                  - Newport -

10-1.14 -  Letter amendment dated August 4, 1983 reallocating the participating shares originally assigned to the Chicopee Municipal Lighting Plant and the Taunton Municipal Lighting Plant under the Phase I Vermont Transmission Line Support Agreement between Vermont Electric Transmission Company, Inc. and several New England electric utilities, including Newport, dated December 1, 1981, as amended on June 1, 1982 and November 1, 1982 (See Exhibit 10-52) (Exhibit 10-110, Form 10-K of EUA for 1990, File No. 1-5366).

10-2.14 -  Letter amendment dated July 29, 1983 reallocating the participating shares originally assigned to the Chicopee Municipal Lighting Plant and the Taunton Municipal Lighting Plant under the Phase I Terminal Facility Support Agreement between New England Transmission Corporation and several New England electric utilities, including Newport, dated December 1, 1981, as amended on June 1, 1982 and November 1, 1982 (See
           Exhibit 10-54) (Exhibit 10-112, Form 10-K of EUA for 1990, File No. 1-5366).

10-3.14 -  Unit Power Contract between Newport and New England Power for purchase of 15 MW of power for a ten year period starting November 1, 1985 and ending October 31, 1995 (Exhibit 10-114, Form 10-K of EUA for 1990, File No. 1-5366).

10-4.14 -  Purchase Power Contract between Newport and City of Burlington
           Electric Department (life of the unit contract) for purchase of 8 MW from Joseph C. McNeil Electric Generating Station located in Burlington, Vermont dated December 19, 1984 (Exhibit 10-115, Form 10-K of EUA for 1990, File No. 1-5366).

10-5.14 -  Firm Energy Contract between Hydro-Quebec and several New
           England electric utilities, including Newport, dated as of October 14, 1985 (Exhibit 10-116, Form 10-K of EUA for 1990, File No. 1-5366).

10-6.14 -  Unit Power Agreement for the Sale of Unit Capacity and Energy
           from Ocean State Power Project to Newport Electric Corporation dated May 14, 1986, as amended on August 20, 1986, July 12, 1988, September 23, 1988, October 21, 1988, July 21, 1989,
           February 7, 1990 and December 21, 1990 (Exhibit 10-117, Form 10-K for 1990, File No. 1-5366).

10-7.14 -  Unit Power Agreement for the Sale of Second Unit Capacity and
           Energy from Ocean State Power Project to Newport Electric Corporation dated July 12, 1988 as amended September 23, 1988, July 21, 1989 and February 7, 1990 (Exhibit 10-118, Form 10-K for 1990, File No. 1-5366).


                            - EUA Ocean State -

10-1.12 -  Ocean State Power Amended and Restated General Partnership
           Agreement among EUA Ocean State, Ocean State Power Company, TCPL Power Ltd., Narragansett Energy Resources Company and NECO Power, Inc. (collectively, the "OSP Partners") dated as of December 2, 1988, and First Amendment thereto dated as of March 27, 1989 (Exhibit 10-107, Form 10-K of EUA for 1989, File No. 1-5366).

10-2.12 -  Assignment and Security Agreement between EUA Ocean State and
           Irving Trust Company dated as of December 29, 1988 and
           Amendment No. 1 thereto dated as of September 29, 1989 (Exhibit 10-108, Form 10-K of EUA for 1989, File No. 1-5366).

10-3.12 -  Ocean State Power II Amended and Restated General Partnership
           Agreement among EUA Ocean State, JMC Ocean State Corporation, Makowski Power, Inc., TCPL Power Ltd., Narragansett Energy Resources Company and Newport Electric Power Corporation (collectively, the "OSP II Partners") dated as of September 29, 1989 (Exhibit 10-110, Form 10-K of EUA for 1989, File No. 1-5366).

10-4.12 -  Settlement Agreement entered into on November 18, 1992 among
           EUA Power Corporation, EUA and the Official Bondholders' Committee of EUA Power filed as Exhibit B to Form U-1, File No. 70-8099.


Amendments to Exhibits Previously Filed:

None

Annual Report to Shareholders:

*13-1.03-  Annual Report to Shareholders of EUA for 1993, portions of which are incorporated by reference in this Annual Report on Form 10-K. Only the portions expressly so incorporated under
           PART II, Items 5, 6, 7 and 8 are to be deemed filed herewith.


Subsidiaries of the Registrant:

21-1.03 -  Direct subsidiaries of Eastern Utilities Associates and the state of organization of each are: Blackstone Valley Electric Company (Rhode Island), Eastern Edison Company (Massachusetts), EUA Cogenex Corporation (Massachusetts), EUA Service Corporation (Massachusetts), EUA Ocean State Corporation (Rhode Island), EUA Energy Investment Corporation (Massachusetts) and Newport Electric Corporation (Rhode Island). Montaup Electric Company (Massachusetts) is a subsidiary of Eastern Edison Company. Each of the above subsidiaries does business under its indicated corporate name.

Consent of Experts and Counsel:

*23-1.03-  Consent of Independent Accountants.


(b)  Reports on Form 8-K.
        - On January 25, 1994, the Registrant filed a current report on Form 8-K with respect to Item 5. (Other Events).

        - On March 23, 1994, the Registrant filed a current report on Form 8-K with respect to Item 5. (Other Events).

        - On March 28, 1994, the Registrant filed a current report on Form 8-K with respect to Item 5. (Other Events).



                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            Signature                Title                     Date

EASTERN UTILITIES ASSOCIATES

By /s/ Richard M. Burns            Comptroller            March 21, 1994
   --------------------
   Richard M. Burns              (Principal Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


s/s Donald G. Pardus             Chairman and Chief Executive Officer
- -------------------------------- (Principal Executive Officer)
Donald G. Pardus                 and Trustee


/s/ John R. Stevens              President and Chief Operating Officer
- -------------------------------- (Principal Financial Officer) and Trustee John R. Stevens

/s/ Richard M. Burns             Comptroller
- -------------------------------- (Principal Accounting Officer)
Richard M. Burns

/s/ Russell A. Boss              Trustee
- --------------------------------
Russell A. Boss

/s/ Paul J. Choquette, Jr.       Trustee
- --------------------------------
Paul J. Choquette, Jr.
                                                          March 21, 1994
                                 Trustee
- --------------------------------
John E. Conway

/s/ Peter S. Damon               Trustee
- --------------------------------
Peter S. Damon

/s/ John F. G. Eichorn, Jr.      Trustee
- --------------------------------
John F. G. Eichorn, Jr.

/s/ Peter B. Freeman             Trustee
- --------------------------------
Peter B. Freeman

/s/ Wesley W. Marple, Jr.        Trustee
- --------------------------------
Wesley W. Marple, Jr.

/s/ Margaret M. Stapleton        Trustee
- --------------------------------
Margaret M. Stapleton

/s/ W. Nicholas Thorndike        Trustee
- --------------------------------
W. Nicholas Thorndike


                         EASTERN UTILITIES ASSOCIATES AND

                               SUBSIDIARY COMPANIES


                   Item 14(a)(2).  Financial Statement Schedules




                                                                                Schedule V
                           Eastern Utilities Associates and Subsidiary Companies
                                       Property, Plant and Equipment
                                              (In Thousands)


            COL. A                      COL. B       COL. C         COL. D         COL. E          COL. F
                                        Balance at                               Other Charges    Balance at
                                        Beginning     Additions                  Add (Deduct) -     End of
        Classification                  of Period     at Cost      Retirements     Describe         Period
For the Year Ended December 31, 1993:
 Production Nuclear.........             $367,193       $492           $498         ($48) (a)      $367,139
 Production -- Steam........              125,669      3,582            894                         128,357
 Production -- Hydraulic....                7,083          0                                          7,083
 Production -- Other........                7,668          1              2                           7,667
 Transmission and Distribution            412,505     17,995          5,292                         425,208
 General Plant..............               59,910      1,196            436           20  (b)        60,690
 Intangible Plant...........                  608                                                       608
 Electric Property Held for                   821                                                       821
 Nuclear Fuel in Service....               20,358      2,347          4,512                          18,193
 Construction Work in Progress              4,943      3,785                                          8,728
 Nuclear Fuel in Process....                  903       (216)                                           687
Total Utility Plant.............       $1,007,661    $29,182        $11,634         ($28)        $1,025,181
Non-Utility Property                     $105,793    $29,993        $14,153       $1,477           $123,110
For the Year Ended December 31
 Production Nuclear.......               $367,748       $654           $509        ($700)          $367,193
 Production -- Steam......                123,621      2,418            370            0            125,669
 Production -- Hydraulic..                  7,083                                                     7,083
 Production -- Other......                  7,625         45              2            0              7,668
 Transmission and Distribution            403,035     17,490          8,013           (7)           412,505
 General Plant............                 57,323      2,920            619          286             59,910
 Intangible Plant.........                    608                                      0                608
 Electric Property Held for Future Use        824                         3                             821
 Nuclear Fuel in Service..                 18,857      4,998          3,497                          20,358
 Construction Work in Progress              6,880     (1,937)                                         4,943
 Nuclear Fuel in Process..                  4,003     (3,100)                                           903
Total Utility Plant...........           $997,607    $23,488        $13,013        ($421) (c)    $1,007,661
Non-Utility Property                      $81,646    $32,563         $9,393         $977           $105,793
For the Year Ended December 31
 Production Nuclear.......               $367,562       $689           $503                        $367,748
 Production -- Steam......                132,527      3,888         12,792  (d)      (2) (e)       123,621
 Production -- Hydraulic..                  7,083                                                     7,083
 Production -- Other......                  7,467        399            215          (26) (e)         7,625
 Transmission and Distribution            388,987     20,621          6,599           26  (e)       403,035
 General Plant............                 55,539      1,932            108          (40) (e)        57,323
 Intangible Plant.........                    566                                     42  (e)           608
 Electric Property Held for Future Use        824                                                       824
 Nuclear Fuel in Service..                 15,557      6,343  (f)     3,043                          18,857
 Construction Work in Progress              6,809         71                                          6,880
 Nuclear Fuel in Process..                  9,026     (5,023) (f)                                     4,003
Total Utility Plant...........           $991,947    $28,920        $23,260           $0           $997,607
Non-Utility Property                      $65,484    $27,785        $11,623                         $81,646


(a) Millstone Sales Tax Refund received for years 1982 - 1986.
(b) Adjustment made directly to plant for EUASC  Voucher incorrectly classified.
(c) Principally Includes:
     Credit to Montaup for Millstone 3 Connecticut Sales Tax Adjustment of approximately ($245,000)
     Credit to Montaup for Seabrook Decommissioning Refund to of approximately ($586,000)
     Transfer of Unamortized Cost for Improvements to Blackstone Office Facility of approximately $291,000.
     Transfer in Montaup of Seabrook Pre-operating Decommissioning Surety Premium of approximately $120,000.
(d) Principally includes the Retirement of Montaup (Units 1 thru 4) $12,370,758 which were fully depreciated.
(e) Transfer between accounts.
(f) Transfer Nuclear Fuel from in Process to in Service.

                                                                                Schedule VI
                               Eastern Utilities Associates and Subsidiary Companies
                              Accumulated Depreciation, Depletion and Amortization of
                                         Property, Plant and Equipment
                                               (in Thousands)

            Column A                Column B    Column C     Column D    Column E     Column F
                                                                          Other
                                                Additions                Charges
                                    Balance at  Charged to                 Add        Balance at
                                    Beginning   Costs and                 (Deduct) -  End of
          Description               of Period   Expenses    Retirements  Describe     Period


For the Year Ended December 31, 1993:
Accumulated Depreciation, Depletion
and Amortization - Utility Plant     $274,725     $37,923      $15,596      ($57) (a)$296,995

Nonutility Property                   $18,518      $7,727       $3,516      $591     $ 23,320




For the Year Ended December 31, 1992:
Accumulated Depreciation, Depletion
and Amortization - Utility Plant     $251,503     $36,842      $14,133      $513  (b)$274,725

Nonutility Property                   $15,261      $8,412       $5,720      $565  (c)$ 18,518




For the Year Ended December 31, 1991:
Accumulated Depreciation, Depletion
and Amortization - Utility Plant     $241,128     $35,444      $25,012      ($57) (d)$251,503

Nonutility Property                    $8,130      $8,140       $1,009               $ 15,261



(a) FERC Order adjustment.
(b) Principally Sale of Water Heaters and Buy Out of Nuclear Fuel Contract.
(c) EUA Nova acquisition 11/30/92.
(d) FERC audit adjustment due to change in rates, ($57,000)


                                                                         Schedule VIII
                              Eastern Utilities Associates and Subsidiary Companies
                                       Valuation and Qualifying Accounts
                                                   (In Thousands)


           Column A                     Column B         Column C             Column D     Column E

                                                         Additions
                                                       (1)         (2)
                                       Balance at   Charged to  Charged                   Balance at
                                       Beginning    Costs and   to Other      Deduction-    End of
        Description                    of Period    Expenses    Accounts      Describe      Period

For the Year Ended December 31, 1993:
     Allowance for Doubtful Accounts     $603      $1,029        $255  (a)   $1,274  (b)     $613








For the Year Ended December 31, 1992:
     Allowance for Doubtful Accounts      $737      $1,322        $228  (a)   $1,684  (b)     $603








For the Year Ended December 31, 1991:
     Allowance for Doubtful Accounts      $747        $913        $382  (a)   $1,305  (b)     $737





(a)  Recoveries of accounts previously written off.
(b)  Principally Accounts Receivable written off.



                                                                  Schedule IX

                 Eastern Utilities Associates and Subsidiary Companies
                              Short-Term Borrowings

                                   (In Thousands)



  COLUMN A      COLUMN B      COLUMN C       COLUMN D       COLUMN E       COLUMN F
                                             Maximum        Average        Weighted
  Category of                                amount         amount         average
  aggregate     Balance       Weighted       outstanding    outstanding    Interest rate
  short-term    at end        Average        during         during the     during the
  borrowings    of period     Interest Rate  the period     period (a)     period (b)


  Notes Payable
   to Banks:


  December 31,
  1993            $37,168           3.6%       $112,641        $80,815           3.6%



  1992           $109,936           4.0%       $120,259        $86,488           4.2%



  1991           $118,449           5.6%       $118,449        $78,253           6.3%





  (a) The average amount outstanding during the period was computed by dividing the summation of the daily principal balances outstanding by 365 days in 1993 and 1991, respectively and 366 in 1992.

  (b) The weighted average interest rate during the period was computed by dividing the actual interest expense by the daily average short-term debt outstanding.



                                                                                  Schedule X                                     /wg
                        Eastern Utilities Associates and Subsidiary Companies
                              Supplementary Income Statement Information
                                   (In Thousands of Dollars)

           COLUMN A                                           COLUMN B

                                                  For the Years Ended December 31,

                                                   1993         1992           1991

                                                  Charged to Costs and Expense


 Taxes -- Other than Income:  (a)
   Newport Electric Corporation                      4,112         3,255        3,413
   EUA Cogenex.................                        647           391          238
   EUA Service Corporation.....                      2,009         1,898        1,822
   Blackstone Valley Electric Company                9,593         9,357        9,403
   Eastern Edison Company......                      4,082         3,715        3,529
   Montaup Electric Company....                      5,233         6,235        5,161
        Total..................                     25,676        24,851       23,566
   Less:  Charged to Other Accounts                  1,208         1,066        1,080
   Charged to Operating Expense                     24,468        23,785       22,486



     Amounts of rents, advertising costs and research and development costs did not exceed 1% of gross revenues.
     Amounts of depreciation expense were as shown in the income statement and notes thereto.


                                                      Local
  NOTES:  (a)                             Payroll     Property   Corporation     Sales and
                                           Taxes       Taxes         Tax          Use Tax
    For the Year Ended
      December 31, 1993:
        Newport Electric........            380        1,292         2,432              8
        EUA Cogenex.............            579           51                           17
        EUA Service.............          1,713          248                           48
        Blackstone..............            667        3,292         5,619             15
        Eastern Edison..........          1,231        2,722                          129
        Montaup.................            970        4,172             0             91
        Total...................          5,540       11,777         8,051            308                      25,676
    For the Year Ended
      December 31, 1992:
        Newport Electric........            369          597         2,284              5
        EUA Cogenex.............            352            7                           32                         391
        EUA Service.............          1,638          241                           19
        Blackstone..............            644        3,269         5,444
        Eastern Edison..........          1,214        2,500                            1
        Montaup.................            880        5,016                          339
        Total...................          5,097       11,630         7,728            396                      24,851
    For the Year Ended
      December 31, 1991:
        EUA Power ..............
        Newport Electric........            392          726         2,283             12
        EUA Cogenex.............            238                          0              0
        EUA Service.............          1,601          221             0              0
        Blackstone..............            611        3,177         5,615
        Eastern Edison..........          1,218        2,308             0              3
        Montaup.................            824        4,337
        Total...................          4,884       10,769         7,898             15






                         Report of Independent Accountants



To the Directors and Shareholders of
Eastern Utilities Associates:


Our report on the consolidated financial statements of Eastern Utilities Associates and subsidiaries has been incorporated by reference in this Form 10-K from page 36 of the 1993 Annual Report to Shareholders of Eastern Utilities Associates. In connection with our audits of such consolidated financial statements, we have also audited the related consolidated financial statement schedules listed in the index on page 34 of this Form 10-K.

In our opinion, the consolidated financial statements schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





                                             Coopers & Lybrand





Boston, Massachusetts
March 4, 1994



                       [This page left blank intentionally]