Form 10-Q
period 1994-03-31
EASTERN UTILITIES ASSOCIATES
filed 1994-05-13
CIK 31224


        UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
   Washington, D.C.  20549

          FORM 10-Q

 (Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended                    March 31, 1994

                                 OR

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period _________________ to ___________________
    Commission File Number                                1-5366



        EASTERN UTILITIES ASSOCIATES
(Exact name of registrant as specified in its charter)

          Massachusetts                                 04-1271872
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                  Identification No.)


      One Liberty Square, Boston, Massachusetts
      (Address of principal executive offices)
            02109
         (Zip Code)

        (617)357-9590
 (Registrant's telephone number including area code)


    Indicate by  check mark whether  the registrant (1)  has filed all  reports required to be filed by Section
    13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period  that  the  registrant was required to file such  reports),  and  (2) has been  subject to  such filing requirements for the past 90 days.

    Yes...X.......No..........


    Indicate  the number of shares  outstanding of each of the  issuer's classes of  common stock, as of the latest practical date.
              Class                                     Outstanding at April 30, 1994
        Common Shares, $5 par value                              19,611,430 shares

 PART I - FINANCIAL INFORMATION
         Item 1. Financial Statements
  EASTERN UTILITIES ASSOCIATES
 CONSOLIDATED CONDENSED BALANCE SHEETS
 (In Thousands)

                                                           March 31,         December 31,
         ASSETS                                               1994            1993
         Utility Plant and Other Investments:
            Utility Plant in Service                     $ 1,017,456     $ 1,016,453
            Less:  Accumulated Provision for Depreciation
                       and Amortization                      305,635         296,995
            Net Utility Plant in Service                     711,821         719,458
            Construction Work in Progress                     12,711           8,728
                 Net Utility Plant                           724,532         728,186
            Investments in Jointly Owned Companies            73,031          73,632
            Non-Utility Plant - Net                          110,242         104,462
                 Total Plant and Other Investments           907,805         906,280
         Current Assets:
            Cash and Temporary Cash Investments               17,301           4,180
            Accounts Receivable, Net                          81,583          84,839
            Notes Receivable                                  12,721          11,736
            Materials and Supplies                            11,040          13,133
            Other Current Assets                              16,703          16,340
                 Total Current Assets                        139,348         130,228
         Deferred Debits and Other Non-Current Assets        166,424         166,629
                 Total Assets                            $ 1,213,577     $ 1,203,137
         LIABILITIES AND CAPITALIZATION
         Capitalization:
            Common Shares, $5 Par Value                  $    97,949     $    95,163
            Other Paid-In Capital                            205,882         202,182
            Common Share Expense                              (3,824)         (3,822)
            Retained Earnings                                 48,062          39,642
                 Total Common Equity                         348,069         333,165
            Non-Redeemable Preferred Stock - Net               6,900           6,900
            Redeemable Preferred Stock - Net                  25,039          25,053
            Long-Term Debt - Net                             495,841         496,816
                 Total Capitalization                        875,849         861,934
         Current Liabilities:
            Long-Term Debt Due Within One Year                 5,296           5,415
            Notes Payable                                     46,048          37,168
            Preferred Stock Sinking Fund                          50              50
            Accounts Payable                                  30,735          36,111
            Taxes Accrued                                      9,206          12,299
            Interest Accrued                                   9,662          10,688
            Other Current Liabilities                         20,097          19,285
                 Total Current Liabilities                   121,094         121,016
         Deferred Credits and Other Non-Current Liabilitie    81,863          82,747
         Accumulated Deferred Taxes                          134,771         137,440
                 Total Liabilities and Capitalization    $ 1,213,577     $ 1,203,137

            See accompanying notes to consolidated condensed financial statements.

EASTERN UTILITIES ASSOCIATES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
   (In Thousands Except Number of Shares and Per Share Amounts)






                                                            Three Months Ended
                                                          March 31,
                                                            1994          1993
          Operating Revenues                            $  150,197    $  137,682
          Operating Expenses:
              Fuel                                          23,183        20,439
              Purchased Power                               34,902        35,010
              Other Operation and Maintenance               44,291        38,124
              Depreciation and Amortization                 11,395        11,160
              Taxes  - Other Than Income                     6,871         6,428
                     - Current Income                        5,822         5,005
                     - Deferred Income                       2,163           335
                    Total                                  128,627       116,501
          Operating Income                                  21,570        21,181
          Other Income - Net                                 5,310         4,195
          Income Before Interest Charges                    26,880        25,376
          Interest Charges:
              Interest on Long-Term Debt                     9,773        10,967
              Other Interest Expense                         1,279         1,555
              Allowance for Borrowed Funds Used
                During Construction (Credit)                  (345)         (387)
          Net Interest Charges                              10,707        12,135
          Net Income                                        16,173        13,241
          Preferred Dividends of Subsidiaries                  583           994
          Consolidated Net Earnings                     $   15,590    $   12,247




          Weighted Average Number of
            Common Shares Outstanding                   19,388,017    17,283,603
          Consolidated Earnings Per
            Average Common Share                        $     0.80    $     0.71

          Dividends Paid                                $     0.36    $     0.34






See accompanying notes to consolidated condensed financial statements.

    EASTERN UTILITIES ASSOCIATES
   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
 (In Thousands)

                                                                  Three Months Ended
                                                                March 31,
                                                                  1994          1993
        CASH FLOW FROM OPERATING ACTIVITIES:
        Net Income                                            $   16,173     $ 13,241
        Adjustments to Reconcile Net Income
           to Net Cash Provided from Operating Activities:
              Depreciation and Amortization                       14,011       14,012
              Deferred Taxes                                       2,293          511
              Gains on Sales of Investments in Energy Savings
                Projects Paid for with Notes Receivable             (708)        (248)
              Investment Tax Credit, Net                            (295)        (334)
              Allowance for Funds Used During Construction           (69)         (74)
              Other - Net                                           (710)       2,747
        Change in Operating Assets and Liabilities                (3,747)      (5,808)
        Net Cash Provided From Operating Activities               26,948       24,047

        CASH FLOW FROM INVESTING ACTIVITIES:
           Construction Expenditures                              (7,238)      (15,460
           Acquisition of Northeast Energy Management, Inc.       (8,567)
           Increase in Other Investments                             (81)
        Net Cash (Used in) Investment Activities                 (15,886)      (15,460

        CASH FLOW FROM FINANCING ACTIVITIES:
           Issuances:
              Common Stock                                         2,295        2,332
              Long-Term Debt                                       7,926
           Redemptions:
              Long-Term Debt                                      (9,042)      (4,225)
           Premium on Reacquisition and Financing Expenses          (396)        (114)
           EUA Common Share Dividends Paid                        (7,021)      (5,862)
           Subsidiary Preferred Dividends Paid                      (583)        (978)
           Net Increase in Short-Term Debt                         8,880        1,180
        Net Cash Provided from (Used in) Financing Activities      2,059       (7,667)
        Net Increase in Cash and Temporary Cash Investments       13,121          920
        Cash and Temporary Cash Investments
           at Beginning of Period                                  4,180       29,614
        Cash and Temporary Cash Investments
           at End of Period                                   $   17,301     $ 30,534

        Supplemental disclosures of cash flow information:
           Cash paid during the period for:
              Interest (Net of Capitalized Interest)          $   10,759     $ 14,955
              Income Taxes                                    $    1,607     $    969
        Supplemental schedule of non-cash investing activities:
           Conversion of Investments in Energy Savings
             Projects to Notes and Leases Receivable          $    1,986     $    386

 See accompanying notes to consolidated condensed financial statements.

                            EASTERN_UTILITIES_ASSOCIATES
                NOTES_TO_CONSOLIDATED_CONDENSED_FINANCIAL_STATEMENTS


     The accompanying Notes should be read in conjunction with the Notes to Consolidated Financial Statements incorporated in the Eastern Utilities Associates (EUA or the Company) 1993 Annual Report on Form 10-K.

Note A - In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of March 31, 1994 and December 31, 1993, and the results of operations and cash flows for the three months ended March 31, 1994 and 1993. Certain reclassifications have been made to prior period financial statements to conform to current period classifications.

         The Consolidated Condensed Statement of Income and the Consolidated Condensed Statement of Cash Flows for the three month period ending March 31, 1993 have been restated to reflect consolidation of EUA Cogenex Partnerships which were previously accounted for as equity investments. This restatement had no impact on Consolidated Net Earnings.

         In November 1992, the Financial Accounting Standards Board issued Statement No. 112, "Employers' Accounting for Post-employment Benefits." EUA was required to adopt this standard no later than January 1, 1994. The estimated impact of this standard on EUA is immaterial and therefore no liability has been be recorded.

         On January 31, 1994, EUA Cogenex completed the acquisition of Northeast Energy Management, Inc. (NEM) of Brunswick, Maine, in exchange for $12.2 million of EUA Common Shares (464,579 shares) plus the payment of outstanding contingent liabilities of NEM of approximately $8.1 million. NEM is an energy services and demand side management contracting company and is operating as a wholly-owned subsidiary of EUA Cogenex. This acquisition has been accounted for using the pooling method of accounting.

Note B - Results shown above for the respective interim periods are not neces-sarily indicative of results to be expected for the fiscal years due to seasonal factors which are inherent in electric utilities in New England. A greater proportionate amount of revenues is earned in the first and fourth quarters (winter season) of most years because more electricity is sold due to weather conditions, fewer day-light hours, etc.

Note C - Commitments and Contingencies:

         Rate Activity

         On March 21, 1994, Montaup Electric Company (Montaup), the wholesale electric generating and transmission subsidiary of EUA, filed an application with the Federal Energy Regulatory Commission (FERC) for authorization to reduce its wholesale rates by $10.1 million, or three percent. Montaup supplies electricity at wholesale to EUA's retail electric utilities - Eastern Edison Company, Blackstone Valley Electric Company and Newport Electric Corporation (Newport) - and to two non-affiliated municipal utilities. This application is designed to match more closely Montaup's revenues with its decreasing cost of doing business resulting from, among other things, a reduced rate base, lower interest costs and successful cost control efforts.

         As part of the rate filing, Montaup is seeking authorization to become an "all-requirements" supplier for Newport. Montaup currently provides only a portion of Newport's electricity requirements.

         FERC can allow Montaup to implement the rate reduction as early as May 21, 1994, pending final adjudication and approval.



Item_2.  Management's_Discussion_and_Analysis_of_Financial_Condition_and_Results
                                   of_Operations


     The following is Management's discussion and analysis of certain significant factors affecting the Company's earnings and financial condition for the interim periods presented in this Form 10-Q.

Overview

     Consolidated net earnings for the quarter ended March 31, 1994 increased $3.3 million or 27% to $15.6 million from first quarter 1993 earnings. Net Earnings contributions by Business Unit for the first three months of 1994 and 1993 were as follows (000's):

                                       Three Months Ended March 31,

                                            1994         1993

     Core Electric Business               $13,227       $ 9,608
     Energy Related Business                2,249         1,965
     Corporate                                114           674
         Consolidated                     $15,590       $12,247
                                          =======       =======

     Net Earnings of the Core Electric Business for the first quarter of 1994 increased by $3.6 million primarily due to a significant decrease in long-term debt interest expense and preferred dividend requirements as a result of system refinancings, increased kilowatthour (kwh) sales and close attention to cost control.

     Net Earnings of our Energy Related Business Unit increased by approximately $0.3 million in the first quarter of 1994 as compared to the same period of a year ago. A $0.4 million increase in earnings contribution of EUA Cogenex Corporation was slightly offset by a decrease in EUA Ocean State Corporation's contribution.

     The Corporate Business Unit Net Earnings for the first quarter of 1994 compared to the same period in 1993 decreased by approximately $0.6 million due primarily to the 1993 recognition of $1.5 million of investment tax credits by Eastern Utilities Associates (the Parent Company) related to the EUA Power settlement agreement. Offsetting this decrease somewhat was the Parent Company's recovery of approximately $0.9 million resulting from a settlement with the Vermont Electric Generation and Transmission Cooperative, Inc. (Vermont Co-op) relating to Seabrook Nuclear Project payments previously withheld by Vermont Co-op.

Operating_Revenues

     Operating Revenues for the first three months of 1994 increased by $12.5 million or 9.1% when compared to the same period of 1993. Operating Revenues by Business Unit for the first quarter of 1994 and 1993 were as follows (000's):

                                       Three Months Ended March 31,

                                           1994          1993

     Core Electric Business               $132,448      $126,085
     Energy Related Business                17,749        11,597
     Corporate                                   0             0
         Consolidated                     $150,197      $137,682
                                          ========      ========

     Core Electric Business revenues by increased $6.4 million due primarily to increased recoveries of conservation and load management costs of $2.5 million, an increase in fuel cost recoveries of $2.8 million, and increased base revenues of EUA's retail subsidiaries as a result of increased kwh sales.

     EUA Cogenex revenues, which account for all of the Energy Related Business Unit revenues, increased by $6.1 million due primarily to the recognition of additional energy savings project sales of approximately $4.5 million and to the acquisition of James L. Day Co. and Northeast Energy Management, Inc. in December, 1993 and January, 1994, respectively.

KWH Sales

     Total primary kwh sales of electricity by EUA's Core Electric Business Unit increased by 2.9% in the first three months of 1994 compared to the same period last year primarily due to colder than normal weather in the first two months of the year and improving economic conditions in EUA's service territory. Despite the strong performance of kwh sales, the Company anticipates that the economic recovery will remain slow for the foreseeable future.

Operations_Expense

     Fuel expense of the Core Electric Business for the first quarter of 1994 increased from that of the same period in 1993 by approximately $2.7 million or 13.4%. This increase is due primarily to increased generation by company owned units in 1994 as a result of scheduled outages experienced in the first quarter of 1993. Canal Unit 2, which is 50% owned by EUA's indirect subsidiary Montaup Electric Company (Montaup), began a scheduled outage on February 13, 1993 and returned to service on April 5, 1993 while Somerset Unit No. 6, a wholly-owned unit of Montaup was out of service for 29 days in March 1993.

     Other Operation and Maintenance expenses for the quarter ended March 31, 1994 increased approximately $6.2 million or 16.2% from the same period in 1993. This increase is due primarily to increased EUA Cogenex expenses of approximately $5.2 million due, in part, to the aforementioned acquisitions. Core Electric Business expenses increased due primarily to increased conservation and load management expenses of $2.5 million offset somewhat by lower Canal Unit 2 maintenance expense of $1.0 million resulting from the outage discussed above and continued close attention to cost control.

Income Taxes

     The EUA system's composite federal and state effective tax rate was approximately 36.5% for the quarter ended March 31, 1994 compared to approximately 32.8% for the same period in 1993. The increase is primarily attributable to the recognition by the Parent Company of $1.5 million of investment tax credits in the first quarter of 1993 related to the EUA Power settlement agreement.

Other_Income_and (Deductions) -_Net

     Other Income and (Deductions)-Net increased $1.1 million or 27.2% in the current year-to-date period as compared to the corresponding period in the prior year due primarily to the $0.9 million Vermont Co-op settlement previously discussed.

Interest_Charges

     Interest on Long-Term Debt for the first quarter of 1994 decreased approximately $1.2 million or 10.9% as compared to the same period of 1993. The period's decrease is due primarily to Eastern Edison Company's (Eastern Edison) refinancing of $195 million of long-term debt at substantially lower interest rates. Offsetting this decrease somewhat was the issuance by EUA Cogenex of $50 million of Unsecured Notes at 7% in October 1993.

Preferred Dividends of Subsidiaries

     Preferred Dividend requirements decreased $0.4 million or 41.3% as a result of Eastern Edison's redemption of all of its outstanding 4.64%, 8.32%, 9.00% and 9.80% series of Preferred Stock aggregating $41.6 million and subsequent issuance of $30 million of 6 5/8% series of Preferred Stock.

Liquidity_and_Sources_of_Capital

     The EUA system's need for permanent capital is primarily related to investments in facilities required to meet the needs of its existing and future customers.

     Traditionally, cash construction requirements not met with internally generated funds are financed through short-term borrowings which are ultimately funded with permanent capital. At March 31, 1994, EUA System companies maintained short-term lines of credit with various banks aggregating approxi mately $140 million. Outstanding short-term Debt at March 31, 1994 and December 31,1993 by Business Unit was as follows (000's):

                                      March 31, 1994     December 31, 1993

     Core Electric Business               $     0              $     0
     Energy Related Business               21,667                8,588
     Corporate                             24,381               28,580
         Consolidated                     $46,048              $37,168
                                          =======              =======

     For the three months ended March 31, 1994, internally generated funds available after the payment of dividends amounted to approximately $24.0 million while the EUA System's cash construction requirements amounted to approximately $7.2 million for the same period. In addition to construction expenditures, energy related investments of EUA Cogenex amounted to approximately $8.6 million in the first quarter of 1994. Various laws, regulations and contract provisions limit the use of EUA's internally generated funds such that the funds generated by one subsidiary are not generally available to fund the operations of another subsidiary.

     On April 18, 1994, the Trustees of EUA noted to increase the quarterly dividend 2.5 cents per share from 36 cents per share to 38.5 cents per share. The first quarterly dividend at the new rate of will be payable May 16, 1994.

     On January 6, 1994, Newport Electric Corporation (Newport) issued $7.9 million of variable rate Electric Energy Facilities Revenue refunding Bonds due 2011. With the proceeds, Newport redeemed its 12% and 8.5% series Energy Facilities Revenue Bonds aggregating $7.9 million.



                            PART II - OTHER INFORMATION

Item_6.  Exhibits_and_Reports_on_Form_8-K

     (a) Exhibits - None

     (b) Reports on Form 8-K

     - On January 25, 1994, the Registrant filed a current report on Form 8-k with respect to Item 5. (Other Events).

     - On March 23, 1994, the Registrant filed a current report on Form 8-K with respect to Item 5. (Other Events).

     - On March 28, 1994, the Registrant filed a current report on Form 8-K with respect to Item 5. (Other Events).



                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Eastern_Utilities_Associates______
                                                                (Registrant)



Date:  May_13,_1994                       /s/Richard M. Burns
                                          Richard M. Burns, Comptroller
                                            (on behalf of the Registrant and
                                              as Chief Accounting Officer)