Form 10-Q
period 1994-06-30
EASTERN UTILITIES ASSOCIATES
filed 1994-08-11
CIK 31224


        UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
   Washington, D.C.  20549

          FORM 10-Q

 (Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended                    June 30, 1994

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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for period that the registrant was required to file such reports), and
  (2) has been  subject to  such filing requirements for the past 90 days.

    Yes...X.......No..........


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
              Class                              Outstanding at July 31, 1994
        Common Shares, $5 par value                       19,611,430 shares

 PART I - FINANCIAL INFORMATION
         Item 1. Financial Statements
  EASTERN UTILITIES ASSOCIATES
 CONSOLIDATED CONDENSED BALANCE SHEETS
 (In Thousands)

                                                    June 30,     December 31,
 ASSETS                                               1994            1993
 Utility Plant and Other Investments:
    Utility Plant in Service                     $ 1,021,769     $ 1,016,453
    Less:  Accumulated Provision for Depreciation
               and Amortization                      313,356         296,995
    Net Utility Plant in Service                     708,413         719,458
    Construction Work in Progress                     15,990           8,728
         Net Utility Plant                           724,403         728,186
    Investments in Jointly Owned Companies            72,021          73,632
    Non-Utility Plant - Net                          110,972         104,462
         Total Plant and Other Investments           907,396         906,280
 Current Assets:
    Cash and Temporary Cash Investments               10,066           4,180
    Accounts Receivable, Net                          84,727          84,839
    Notes Receivable                                  14,569          11,736
    Materials and Supplies                            11,440          13,133
    Other Current Assets                              16,817          16,340
         Total Current Assets                        137,619         130,228
 Deferred Debits and Other Non-Current Assets        162,706         166,629
         Total Assets                            $ 1,207,721     $ 1,203,137

LIABILITIES AND CAPITALIZATION
 Capitalization:
    Common Shares, $5 Par Value                  $    98,541     $    95,163
    Other Paid-In Capital                            209,292         202,182
    Common Share Expense                              (3,832)         (3,822)
    Retained Earnings                                 50,549          39,642
         Total Common Equity                         354,550         333,165
    Non-Redeemable Preferred Stock - Net               6,900           6,900
    Redeemable Preferred Stock - Net                  25,188          25,053
    Long-Term Debt - Net                             493,962         496,816
         Total Capitalization                        880,600         861,934
 Current Liabilities:
    Long-Term Debt Due Within One Year                 5,306           5,415
    Notes Payable                                     35,476          37,168
    Preferred Stock Sinking Fund                          50              50
    Accounts Payable                                  28,887          36,111
    Taxes Accrued                                      5,387          12,299
    Interest Accrued                                  11,407          10,688
    Other Current Liabilities                         21,351          19,285
         Total Current Liabilities                   107,864         121,016
 Deferred Credits and Other Non-Current Liabilitie    84,315          82,747
 Accumulated Deferred Taxes                          134,942         137,440
         Total Liabilities and Capitalization    $ 1,207,721     $ 1,203,137

    See accompanying notes to consolidated condensed financial statements.

EASTERN UTILITIES ASSOCIATES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In Thousands Except Number of Shares and Per Share Amounts)


                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                        1994       1993        1994     1993
Operating Revenues                  $ 137,269  $ 135,263  $ 287,466  $ 272,945
Operating Expenses:
    Fuel                               23,246     20,413     46,429     40,852
    Purchased Power                    29,907     33,655     64,809     68,665
    Other Operation and Maintenance    44,920     44,289     89,211     82,413
    Depreciation and Amortization      11,534     10,893     22,929     22,053
    Taxes  - Other Than Income          6,127      5,358     12,998     11,786
           - Current Income (Credit)    2,558       (473)     8,380      4,532
           - Deferred Income              730      3,797      2,893      4,132
          Total                       119,022    117,932    247,649    234,433
Operating Income                       18,247     17,331     39,817     38,512
Other Income - Net                      4,470      4,400      9,780      8,595
Income Before Interest Charges         22,717     21,731     49,597     47,107
Interest Charges:
Interest on Long-Term Debt              9,746     10,834     19,519     21,801
  Other Interest Expense                2,405      1,415      3,684      2,970
  Allowance for Borrowed Funds Used
   During Construction (Credit)          (204)      (517)      (549)      (904)
Net Interest Charges                   11,947     11,732     22,654     23,867
Net Income                             10,770      9,999     26,943     23,240
Preferred Dividends of Subsidiaries       584        880      1,167      1,874
Consolidated Net Earnings           $  10,186  $   9,119  $  25,776  $  21,366

Weighted Average Number of
  Common Shares Outstanding         19,652,160 18,583,771 19,521,353 17,937,279
Consolidated Earnings Per
  Average Common Share              $    0.52  $    0.49  $    1.32  $    1.19

Dividends Paid                      $   0.385  $    0.36  $   0.745  $    0.70

    See accompanying notes to consolidated condensed financial statements.


           EASTERN UTILITIES ASSOCIATES
   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                    (In Thousands)
                                                            Six Months Ended
                                                                 June 30,
                                                           1994        1993

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                             $   26,943   $ 23,240
Adjustments to Reconcile Net Income
   to Net Cash Provided from Operating Activities:
      Depreciation and Amortization                        27,498     27,678
      Deferred Taxes                                        3,505      4,477
      Gains on Sales of Investments in Energy Savings
        Projects Paid for with Notes Receivable            (1,830)    (1,588)
      Investment Tax Credit, Net                             (590)      (667)
      Allowance for Other Funds Used During Construction     (129)      (158)
      Other - Net                                           1,622      3,811
Change in Operating Assets and Liabilities                (10,159)   (18,371)
Net Cash Provided From Operating Activities                46,860     38,422

CASH FLOW FROM INVESTING ACTIVITIES:
   Construction Expenditures                              (15,654)   (33,523)
   Acquisition of Northeast Energy Management, Inc.        (8,567)
   Increase in Other Investments                             (327)
Net Cash (Used in) Investment Activities                  (24,548)   (33,523)

CASH FLOW FROM FINANCING ACTIVITIES:

   Issuances:
      Common Stock                                          4,584     41,237
      Long-Term Debt                                        7,927    100,000
   Redemptions:
      Preferred Stock                                           0    (15,600)
      Long-Term Debt                                      (10,954)  (112,528)
   Premium on Reacquisition and Financing Expenses           (607)    (8,381)
   EUA Common Share Dividends Paid                        (14,572)   (12,573)
   Subsidiary Preferred Dividends Paid                     (1,167)    (1,989)
   Net Increase in Short-Term Debt                         (1,637)   (22,254)
Net Cash Provided from (Used in) Financing Activities     (16,426)   (32,088)
Net Increase (Decrease) in Cash and Temporary Cash Inves    5,886    (27,189)
Cash and Temporary Cash Investments
   at Beginning of Period                                   4,180     29,614
Cash and Temporary Cash Investments
   at End of Period                                    $   10,066   $  2,425

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest (Net of Capitalized Interest)           $   20,356   $ 26,406
      Income Taxes                                     $    5,159   $  6,336
Supplemental schedule of non-cash investing activities:
   Conversion of Investments in Energy Savings
     Projects to Notes and Leases Receivable           $    3,536   $  2,843

  See accompanying notes to consolidated condensed financial statements.

                            EASTERN_UTILITIES_ASSOCIATES
                NOTES_TO_CONSOLIDATED_CONDENSED_FINANCIAL_STATEMENTS


     The accompanying Notes should be read in conjunction with the Notes to Consolidated Financial Statements incorporated in the Eastern Utilities Associates (EUA or the Company) 1993 Annual Report on Form 10-K and the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1994.


Note A - In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of June 30, 1994 and December 31, 1993, and the results of operations for the three and six months ended June 30, 1994 and 1993 and cash flows for the six months ended June 30, 1994 and 1993. Certain reclassifications have been made to prior period financial statements to conform to current period classifications.

         The Consolidated Condensed Statement of Income and the Consolidated Condensed Statement of Cash Flows for the 1993 periods being reported herein have been restated to reflect consolidation of EUA Cogenex Partnerships which were previously accounted for as equity investments. This restatement had no impact on Consolidated Net Earnings.

         In November 1992, the Financial Accounting Standards Board issued Statement No. 112, "Employers' Accounting for Post-employment Benefits." EUA was required to adopt this standard no later than January 1, 1994. The estimated impact of this standard on EUA is immaterial and therefore no liability has been recorded.

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

Note C - Commitments and Contingencies:

         Rate Activity

         On March 21, 1994, Montaup Electric Company (Montaup), the wholesale electric generating and transmission subsidiary of EUA, filed an application with the Federal Energy Regulatory Commission (FERC) for authorization to reduce its wholesale rates by $10.1 million, or three percent. Montaup supplies electricity at wholesale to EUA's retail electric utilities - Eastern Edison Company, Blackstone Valley Electric Company and Newport Electric Corporation (Newport) - and to two non-affiliated municipal utilities. This application is designed to match more closely Montaup's revenues with its decreasing cost of doing business resulting from, among other things, a reduced rate base, lower capital costs and successful cost control efforts.
         As part of the rate filing, Montaup is seeking authorization to become an "all-requirements" supplier for Newport. Previously Montaup provided only a portion of Newport's electricity requirements.

         FERC allowed Montaup to implement the rate reduction effective May 21, 1994 and Montaup began billing Newport as and all-requirements customer on that date, pending final adjudication and approval.



Item_2.  Management's_Discussion_and_Analysis_of_Financial_Condition_and_Results
                                   of_Operations


     The following is Management's discussion and analysis of certain significant factors affecting the Company's earnings and financial condition for the interim periods presented in this Form 10-Q.

Overview

     Consolidated Net Earnings for the quarter ended June 30, 1994 increased $1.1 million or 11.7% to $10.2 million from second quarter 1993 earnings. Net Earnings contributions by Business Unit for the second quarter of 1994 and 1993 were as follows (000's):

                                         Three Months Ended June 30,

                                                                 Increase
                                         1994        1993       (Decrease)

     Core Electric Business            $ 7,415      $ 6,109      $1,306
     Energy Related Business             3,476        2,240       1,236
     Corporate                            (705)         770      (1,475)
         Consolidated                  $10,186      $ 9,119      $1,067
                                       =======      =======      =======

     Net Earnings of the Core Electric Business for the second quarter of 1994 increased by $1.3 million primarily due to a significant decrease in long-term debt interest expense and preferred dividend requirements as a result of system refinancings, and increased kilowatthour (kWh) sales.

     Net Earnings of the Energy Related Business Unit increased by approximately $1.2 million in the second quarter of 1994 as compared to the same period of a year ago due primarily to investment tax credits utilized in the second quarter of 1994 by EUA Ocean State Corporation (EUA Ocean State).

     The Corporate Business Unit Net Earnings for the second quarter of 1994 compared to the same period in 1993 decreased by approximately $1.5 million due primarily to the 1993 recognition of investment tax credits by Eastern Utilities Associates (the Parent Company) related to the EUA Power Corporation settlement agreement.

     Consolidated Net Earnings for the six months ended June 30, 1994 increased $4.4 million or 20.6% to $25.8 million from the same period of 1993. Net Earnings contributions by Business Unit for the first six months of 1994 and 1993 were as follows (000's):

                                           Six Months Ended June 30,

                                                                 Increase
                                         1994        1993       (Decrease)

     Core Electric Business            $20,642      $15,717      $4,925
     Energy Related Business             5,725        4,205       1,520
     Corporate                            (591)       1,444      (2,035)
         Consolidated                  $25,776      $21,366      $4,410
                                       =======      =======      =======

     Net Earnings of the Core Electric Business for the first half of 1994 increased by $4.9 million primarily due to a significant decrease in long-term debt interest expense and preferred dividend requirements as a result of 1993 EUA System refinancings and increased kWh sales.

     Net Earnings of the Energy Related Business Unit increased by approximately $1.5 million in the first six months of 1994 as compared to the same period of a year ago due primarily to tax credits utilized by EUA Ocean State in the second quarter of the current year, as previously discussed, and increased business activity of EUA Cogenex Corporation (EUA Cogenex).

     The Corporate Business Unit Net Earnings for the first six months of 1994 compared to the same period in 1993 decreased by approximately $2.0 million due primarily to the 1993 recognition of $2.5 million of investment tax credits as previously discussed. Offsetting this decrease somewhat was the Parent Company's recovery of approximately $0.9 million in the first quarter of 1994 resulting from a settlement with the Vermont Electric Generation and Transmission Cooperative, Inc. (Vermont Co-op) relating to Seabrook Nuclear Project payments previously withheld by Vermont Co-op.

Operating_Revenues

     Operating Revenues for the second quarter of 1994 increased by $2.0 million or 1.5% when compared to the same period of 1993 and may be segmented by Business Unit operations as follows (000's):

                                         Three Months Ended June 30,

                                                                 Increase
                                         1994        1993       (Decrease)

     Core Electric Business           $119,255     $120,013      $ (758)
     Energy Related Business            18,014       15,250       2,764
     Corporate                               0            0           0
         Consolidated                 $137,269     $135,263      $2,006
                                       =======      =======      =======

     Core Electric Business revenues decreased by $0.8 million due primarily to a decrease in recoveries of purchased power expense, including the effect of Montaup Electric Company's (Montaup) rate reduction effective May 21, 1994, offset somewhat by an increase in the period's recoveries of fuel expense and increased base revenues (See Operations Expense, below.) A 1.9% increase in kWh sales caused the base revenue increase in the period.

     EUA Cogenex revenues, which account for all of the Energy Related Business Unit revenues, increased by $2.8 million due primarily to the recognition of additional energy savings project sales of approximately $1.6 million and to the acquisition of James L. Day Co. (Day Co.) and Northeast Energy Management, Inc. (NEM) in December, 1993 and January, 1994, respectively.

     Operating Revenues for the first six months of 1994 increased by $14.5 million or 5.3% when compared to the same period of 1993. Operating Revenues by Business Unit for the first six months of 1994 and 1993 were as follows (000's):

                                             Six Months Ended June 30,

                                                                     Increase
                                            1994         1993       (Decrease)

     Core Electric Business               $251,703      $246,098     $ 5,605
     Energy Related Business                35,763        26,847       8,916
     Corporate                                   0             0           0
         Consolidated                     $287,466      $272,945      14,521
                                          ========      ========      ======

     Core Electric Business revenues increased by $5.6 million due primarily to increased recoveries of conservation and load management costs of $2.9 million, an increase in fuel cost recoveries of $4.6 million and increased base revenues of $2.5 million by EUA's retail subsidiaries, as a result of a 2.4% increase in kWh sales. Partially offsetting these increases was a decrease of $4.4 million in recoveries of purchased power expense. (See Operations Expense, below)

     EUA Cogenex revenues increased by $8.9 million due primarily to the recognition of additional energy savings project sales of approximately $6.1 million and to the acquisitions of Day Co. and NEM, as previously discussed.


KWH Sales

     Total primary kWh sales of electricity by EUA's Core Electric Business Unit increased by 1.9% in the second quarter of 1994 compared to the same period last year driven by an increase of 5.3% to industrial customers. Year-to-date June 30, 1994 sales of electricity increased by 2.4% compared to the same period of 1993 with increases of 1.8% in residential sales, 1.3% in commercial sales and 4.0% in industrial sales. The 1994 industrial sales performance is an indication of improving economic conditions in EUA's service territory. Despite the strong performance of kWh sales, the Company anticipates that the economic recovery will remain slow for the foreseeable future.

Operations_Expense

     Fuel expense of the Core Electric Business for the second quarter and first six months of 1994 increased from that of the same periods in 1993 by approximately $2.8 million or 13.9% and $5.6 million or 13.7%, respectively. These increases are due primarily to increased generation by company owned units in 1994 as a result of scheduled outages experienced in the first half of 1993. Offsetting these increases somewhat were decreases in the average cost of fuel in the respective periods of 10% and 4.3%. Canal Unit 2, a 584 megawatt unit, which is 50% owned by EUA's indirect subsidiary Montaup, began a scheduled outage on February 13, 1993 and returned to service on April 5, 1993. Somerset Unit No. 6, a wholly-owned unit of Montaup was out of service for essentially all of 1993 due to unanticipated waterwall restoration.

     Purchased Power demand expense for the second quarter and six months ended June 30, 1994 decreased $3.7 million or 11.1% and $3.9 million or 5.6%, respectively. These decreases are attributable primarily to decreases in amounts billed to Montaup and Newport Electric Corporation (Newport) by their suppliers aggregating approximately $4.5 million and $4.2 million for the respective periods. Newport is being billed as an all requirements customer of Montaup as a part of Montaup's current application to the Federal Energy Regulatory Commission, implemented on May 21, 1994 pending final adjudication and approval. Offsetting these decreases somewhat were increases in conservation and load management costs recorded as purchased power expense of $0.7 million in both the three and six month periods ended June 30, 1994.

     Other Operation and Maintenance expenses for the quarter and six months ended June 30, 1994 increased approximately $0.6 million or 1.4% and $6.8 million or 8.2%, respectively, from the same periods in 1993. The six month increase is due primarily to increased EUA Cogenex expenses of approximately $5.3 million due, in part, to its aforementioned acquisitions of Day Co. and NEM. Core Electric Business expenses for the six month period increased due primarily to increased conservation and load management expenses of $2.2 million, increased maintenance expense at Seabrook Unit 1 of $0.6 million due to an unscheduled outage on April 5, 1994, originally scheduled for April 16 and an increase of $0.5 million in insurance expense. Seabrook Unit 1 returned to service July 31, 1994. These increases were partially offset by a $2.4 decrease in Canal Unit 2 maintenance expenses due to its February - April 1993 outage (see above).

Income Taxes

     The EUA System's composite federal and state effective tax rate was approximately 26.2% and 32.7%, respectively, for the quarter and six months ended June 30, 1994 compared to approximately 29.5% and 31.4%, respectively, for the same periods in 1993. The decrease in the quarter is primarily due to $1.3 million of tax credits recorded by EUA Ocean State related to its partnership investment in Ocean State Power Corporation. This amount represent approximately one-third of the total investment tax credits available to EUA Ocean State and it is anticipated that similar amounts will be recognized in the third and fourth quarters of 1994. The six month increase is primarily attributable to the recognition by the Parent Company of $2.5 million of investment tax credits in the first half of 1993 related to the EUA Power settlement agreement.

Other_Income_and (Deductions) -_Net

     Other Income and (Deductions)-Net increased $1.2 million or 13.8% in the current year-to-date period as compared to the corresponding period in the prior year due primarily to the $0.9 million Vermont Co-op settlement previously discussed. The second quarter of 1994 did not significantly change from the like period of 1993.

Interest_Charges

     Interest on Long-Term Debt for the second quarter and six months ended 1994 decreased approximately $1.1 million or 10.0% and $2.3 million or 10.5%, respectively, as compared to the same periods of 1993. The periods' decreases are due primarily to Eastern Edison Company's (Eastern Edison) refinancings of $195 million of long-term debt in 1993 at substantially lower interest rates. An additional refinancing by Newport for its 12% and 8.5% Series Energy Facilities Revenue Bonds aggregating $7.9 million in January 1994 in exchange for its currently outstanding variable rate Electric Energy Facilities Revenue Bonds also contributed to the periods' decrease. Offsetting these decreases somewhat was additional interest incurred since the issuance in October 1993 by EUA Cogenex of $50 million of Unsecured Notes at 7% .

Preferred Dividends of Subsidiaries

     Preferred Dividend requirements in the second quarter and first half of 1994 decreased $0.3 million or 33.6% and $0.7 million or 37.7%, respectively, as a result of Eastern Edison's redemption of all of its outstanding 4.64%, 8.32%, 9.00% and 9.80% series of Preferred Stock aggregating $41.6 million. Eastern Edison subsequently issued $30 million of 6 5/8% series Preferred Stock.

Liquidity_and_Sources_of_Capital

     The EUA system's need for permanent capital is primarily related to investments in facilities required to meet the needs of its existing and future customers.

     Traditionally, cash construction requirements not met with internally generated funds are financed through short-term borrowings which are ultimately funded with permanent capital. At June 30, 1994, EUA System companies maintained short-term lines of credit with various banks aggregating approximately $140 million. Outstanding short-term Debt at June 30, 1994 and December 31, 1993 by Business Unit was as follows (000's):

                                      June 30, 1994      December 31, 1993

     Core Electric Business               $     0              $     0
     Energy Related Business               21,204                8,588
     Corporate                             14,272               28,580
         Consolidated                     $35,476              $37,168
                                          =======              =======

     For the six months ended June 30, 1994 and 1993, internally generated funds available after the payment of dividends amounted to approximately $42.2 and $40.2 million, respectively, while the EUA System's cash construction requirements amounted to approximately $15.6 million and $33.5 million, respectively, for the same period. In addition to construction expenditures, energy related investments of EUA Cogenex amounted to approximately $8.6 million in the first half of 1994. Various laws, regulations and contract provisions limit the use of EUA's internally generated funds such that the funds generated by one subsidiary are not generally available to fund the operations of another subsidiary.

     On January 6, 1994 Newport issued $7.9 million of variable rate Electric Energy Facilities Revenue refunding Bonds due 2011. With the proceeds, Newport redeemed its 12% and 8.5% Series Energy Facilities Revenue Bonds aggregating $7.9 million.


                            PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     On June 15, 1994, EUA Cogenex Corporation (EUA Cogenex) commenced a lawsuit in the United States District Court for the District of Massachusetts (the EUA Cogenex lawsuit) against Onsite Energy Corporation (Onsite) in connection with the partnership between EUA Cogenex and Onsite known as EUA/Onsite L.P. (the Partnership). In addition to damages for breach of fiduciary duties and breach of the partnership agreement by Onsite and other matters, the EUA Cogenex lawsuit seeks to enforce two agreements between EUA Cogenex and Onsite relating to the management of the partnership and cash and accounting control functions for the partnership.

     On June 27, 1994, Onsite commenced a lawsuit (the Onsite lawsuit) against EUA Cogenex in the California Superior Court for the County of San Diego seeking dissolution of the Partnership and a partnership accounting as well as bringing various claims for damages against EUA Cogenex for not less than $8,000,000.

     On July 21, 1994, the U.S. District Court for the District of Massachusetts approved an agreement and stipulation between Onsite and EUA Cogenex. Such stipulation was entered as an order of the court and returned to EUA Cogenex the accounting and cash control functions for the Partnership, which Onsite had attempted to assume. The agreement can be terminated by either party upon fourteen days notice to the other.

     Unless EUA Cogenex and Onsite are able to reach an overall settlement satisfactory to EUA Cogenex, EUA Cogenex intends vigorously to pursue its claims against Onsite as well as its defenses against Onsite's allegations.


Item_6.  Exhibits_and_Reports_on_Form_8-K

     (a) Exhibits - None

     (b) Reports on Form 8-K

     -   none filed in the quarter ended June 30, 1994

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Eastern_Utilities_Associates______
                                                  (Registrant)



Date:  August_11,_1994                    /s/ Richard M. Burns
                                          Richard M. Burns, Comptroller
                                            (on behalf of the Registrant and
                                              as Chief Accounting Officer)