Form 10-Q
period 1994-09-30
EASTERN UTILITIES ASSOCIATES
filed 1994-11-14
CIK 31224


        UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
   Washington, D.C.  20549

          FORM 10-Q

 (Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended                    September 30, 1994

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

    Yes...X.......No..........


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
              Class                              Outstanding at October 31, 1994
        Common Shares, $5 par value                       19,825,912 shares

 PART I - FINANCIAL INFORMATION
         Item 1. Financial Statements
  EASTERN UTILITIES ASSOCIATES
 CONSOLIDATED CONDENSED BALANCE SHEETS
 (In Thousands)

                                               September 30,     December 31,
ASSETS                                             1994            1993
Utility Plant and Other Investments:
   Utility Plant in Service                     $ 1,019,306     $ 1,016,453
   Less:  Accumulated Provision for Depreciation
              and Amortization                      316,401         296,995
   Net Utility Plant in Service                     702,905         719,458
   Construction Work in Progress                     20,597           8,728
        Net Utility Plant                           723,502         728,186
   Investments in Jointly Owned Companies            71,060          73,632
   Non-Utility Plant - Net                          112,465         104,462
        Total Plant and Other Investments           907,027         906,280
Current Assets:
   Cash and Temporary Cash Investments               26,239           4,180
   Accounts Receivable, Net                          80,760          84,839
   Notes Receivable                                   9,267          11,736
   Materials and Supplies                            11,251          13,133
   Other Current Assets                              16,014          16,340
        Total Current Assets                        143,531         130,228
Deferred Debits and Other Non-Current Assets        162,019         166,629
        Total Assets                            $ 1,212,577     $ 1,203,137
LIABILITIES AND CAPITALIZATION
Capitalization:
   Common Shares, $5 Par Value                  $    99,089     $    95,163
   Other Paid-In Capital                            210,698         202,182
   Common Share Expense                              (3,838)         (3,822)
   Retained Earnings                                 56,126          39,642
        Total Common Equity                         362,075         333,165
   Non-Redeemable Preferred Stock - Net               6,900           6,900
   Redeemable Preferred Stock - Net                  25,337          25,053
   Long-Term Debt - Net                             492,457         496,816
        Total Capitalization                        886,769         861,934
Current Liabilities:
   Long-Term Debt Due Within One Year                 6,810           5,415
   Notes Payable                                     31,581          37,168
   Preferred Stock Sinking Fund                          50              50
   Accounts Payable                                  26,037          36,111
   Taxes Accrued                                      5,783          12,299
   Interest Accrued                                  10,658          10,688
   Other Current Liabilities                         24,073          19,285
        Total Current Liabilities                   104,992         121,016
Deferred Credits and Other Non-Current Liabilities   84,214          82,747
Accumulated Deferred Taxes                          136,602         137,440
        Total Liabilities and Capitalization    $ 1,212,577     $ 1,203,137

    See accompanying notes to consolidated condensed financial statements.

EASTERN UTILITIES ASSOCIATES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In Thousands Except Number of Shares and Per Share Amounts)


                                    Three Months Ended      Nine Months Ended
                                      September 30,           September 30,
                                    1994       1993          1994        1993


Operating Revenues                 $ 143,859   $ 146,496   $ 431,325  $ 419,441
Operating Expenses:
  Fuel                                24,078      24,407      70,507     65,259
  Purchased Power                     33,112      35,042      97,921    103,707
  Other Operation and Maintenance     45,519      46,263     134,730    128,676
  Depreciation and Amortization       11,195      10,909      34,124     32,962
  Taxes  - Other Than Income           5,831       6,430      18,829     18,216
         - Current Income              3,435       3,407      11,815      7,939
         - Deferred Income (Credit)    2,480        (148)      5,373      3,984
        Total                        125,650     126,310     373,299    360,743
Operating Income                      18,209      20,186      58,026     58,698
Other Income - Net                     6,468       5,361      16,248     13,956
Income Before Interest Charges        24,677      25,547      74,274     72,654
Interest Charges:
  Interest on Long-Term Debt           9,730       9,752      29,249     31,553
  Other Interest Expense               1,393       1,665       5,077      4,635
  Allowance for Borrowed Funds Used        0
    During Construction (Credit)        (345)       (589)       (894)    (1,493)
Net Interest Charges                  10,778      10,828      33,432     34,695
Net Income                            13,899      14,719      40,842     37,959
Preferred Dividends of Subsidiaries      583         806       1,750      2,680
Consolidated Net Earnings           $ 13,316   $  13,913   $  39,092  $  35,279




Weighted Average Number of
  Common Shares Outstanding       19,762,952  18,783,789  19,602,771 18,222,550
Consolidated Earnings Per
  Average Common Share              $   0.67   $    0.74   $    1.99  $    1.94

Dividends Paid                      $  0.385   $     .36   $    1.13  $    1.06

See accompanying notes to consolidated condensed financial statements.



           EASTERN UTILITIES ASSOCIATES
   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                    (In Thousands)
                                                          Nine Months Ended
                                                            September 30,
                                                           1994        1993

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                             $   40,843  $ 37,959
Adjustments to Reconcile Net Income
 to Net Cash Provided from Operating Activities:
  Depreciation and Amortization                            41,136    41,130
  Deferred Taxes                                            6,083     4,503
  Gains on Sales of Investments in Energy Savings
    Projects Paid for with Notes Receivable                (2,784)   (2,278)
  Investment Tax Credit, Net                                 (885)   (1,001)
  Allowance for Other Funds Used During Construction         (205)     (261)
  Other - Net                                               2,376     3,853
Change in Operating Assets and Liabilities                 (5,688)  (13,125)
Net Cash Provided From Operating Activities                80,876    70,780

CASH FLOW FROM INVESTING ACTIVITIES:
 Construction Expenditures                                (34,535)  (56,087)
 Collections on Notes and Lease Receivables of EUA Cogenex 10,687     2,898
 Acquisition of Northeast Energy Management, Inc.          (8,567)
 Increase in Other Investments                               (330)
Net Cash (Used in) Investment Activities                  (32,745)  (53,189)

CASH FLOW FROM FINANCING ACTIVITIES:
 Issuances:
    Common Stock                                            7,096    43,882
    Long-Term Debt                                          7,927   245,000
    Preferred Stock                                             0    30,000
 Redemptions:
    Preferred Stock                                             0   (35,600)
    Long-Term Debt                                        (10,975) (207,561)
 Premium on Reacquisition and Financing Expenses             (677)  (13,061)
 EUA Common Share Dividends Paid                          (22,162)  (19,320)
 Subsidiary Preferred Dividends Paid                       (1,750)   (3,007)
 Net Decrease in Short-Term Debt                           (5,531)  (75,656)
Net Cash (Used in) Financing Activities                   (26,072)  (35,323)
Net Increase (Decrease) in Cash and Temporary Cash Invest  22,059   (17,732)
Cash and Temporary Cash Investments
 at Beginning of Period                                     4,180    29,614
Cash and Temporary Cash Investments
 at End of Period                                      $   26,239  $ 11,882

Supplemental disclosures of cash flow information:
Cash paid during the period for:
 Interest (Net of Capitalized Interest)                $   30,928  $ 38,307
 Income Taxes                                          $   12,786  $  6,689
Supplemental schedule of non-cash investing activities:
 Conversion of Investments in Energy Savings
   Projects to Notes and Leases Receivable             $    6,578  $  8,108

  See accompanying notes to consolidated condensed financial statements.

                            EASTERN_UTILITIES_ASSOCIATES
                NOTES_TO_CONSOLIDATED_CONDENSED_FINANCIAL_STATEMENTS


     The accompanying Notes should be read in conjunction with the Notes to Consolidated Financial Statements incorporated in the Eastern Utilities Associates (EUA or the Company) 1993 Annual Report on Form 10-K and the Company's Quarterly Reports on Form 10-Q for the periods ending March 31, and June 30, 1994.


Note A - In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of September 30, 1994 and December 31, 1993, and the results of operations for the three and nine months ended September 30, 1994 and 1993 and cash flows for the nine months ended September 30, 1994 and 1993. Certain reclassifications have been made to prior period financial statements to conform to current period classifications.

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

Note C - Commitments and Contingencies:

         Rate Activity

         On March 21, 1994, Montaup Electric Company (Montaup), the wholesale electric generating and transmission subsidiary of EUA, filed an application with the Federal Energy Regulatory Commission (FERC) for authorization to reduce its wholesale rates by $10.1 million, or three percent. Montaup supplies electricity at wholesale to EUA's retail electric utilities - Eastern Edison Company, Blackstone Valley Electric Company and Newport Electric Corporation (Newport) - and to two non-affiliated municipal utilities. This application is designed

Note C - Commitments and Contingencies (Cont'd):

         to match more closely Montaup's revenues with its decreasing cost of doing business resulting from, among other things, a reduced rate base, lower capital costs and successful cost control efforts.
         As part of the rate filing, Montaup is seeking, among other things, authorization to become an "all-requirements" supplier to Newport. Previously Montaup provided only a portion of Newport's electricity requirements.

         FERC allowed Montaup to implement the rate reduction effective May 21, 1994 and Montaup began billing Newport as and all-requirements customer on that date, pending final adjudication and approval. A settlement in principle was reached with all but two intervenors. Montaup expects that during November the Settlement Agreement will be filed with the FERC.

Item_2.  Management's_Discussion_and_Analysis_of_Financial_Condition_and_Results
                                   of_Operations


     The following is Management's discussion and analysis of certain significant factors affecting the Company's earnings and financial condition for the interim periods presented in this Form 10-Q.

Overview

     Consolidated Net Earnings for the quarter ended September 30, 1994 decreased approximately $0.6 million or 4.3% to approximately $13.3 million from third quarter 1993 earnings. Net Earnings contributions by Business Unit for the third quarter of 1994 and 1993 were as follows (000's):

                                         Three Months Ended September 30,

                                                                 Increase
                                         1994        1993       (Decrease)

     Core Electric Business            $10,739      $ 9,365      $1,374
     Energy Related Business             2,969        1,064       1,905
     Corporate                            (392)       3,484      (3,876)
         Consolidated                  $13,316      $13,913      $ (597)
                                       ========     =======      =======

     Net Earnings of the Core Electric Business for the third quarter of 1994 increased by approximately $1.4 million primarily due to reduced operating and maintenance expenses of approximately $0.8 million as more fully described in Operation Expenses, below, approximately $0.4 million related to the current recognition of capitalized costs on nuclear fuel contract buy-out costs previously deferred and approximately $0.2 million of preferred dividend requirements as a result of EUA System refinancings in 1993 and 1994. An increase of approximately 2.8% in kilowatthour (kWh) sales also contributed to the earnings growth.


     Net Earnings of the Energy Related Business Unit increased by approximately $1.9 million in the third quarter of 1994 as compared to the same period of a year ago due primarily to investment tax credits of $1.3 million utilized by EUA Ocean State Corporation (EUA Ocean State).

     The Corporate Business Unit Net Earnings for the third quarter of 1994 compared to the same period in 1993 decreased by approximately $3.9 million due primarily to the recognition of approximately $2.0 million of investment tax credits by Eastern Utilities Associates (the Parent Company) related to the EUA Power Corporation Settlement Agreement and an insurance policy reimbursement in September 1993 of approximately $1.8 million for legal expenses incurred by EUA during proceedings related to EUA Power Corporation.

     Consolidated Net Earnings for the nine months ended September 30, 1994 increased approximately $3.8 million or 10.8% to approximately $39.1 million from the same period of 1993. Net Earnings contributions by Business Unit for the first nine months of 1994 and 1993 were as follows (000's):

                                           Nine Months Ended September 30,

                                                                 Increase
                                         1994        1993       (Decrease)

     Core Electric Business            $31,381      $25,082      $6,299
     Energy Related Business             8,694        5,269       3,425
     Corporate                            (983)       4,928      (5,911)
         Consolidated                  $39,092      $35,279      $3,813
                                       =======      =======      =======

     Net Earnings of the Core Electric Business for the nine months ended September 30, 1994 increased by approximately $6.3 million primarily due to a significant decrease in long-term debt interest expense and preferred dividend requirements as a result of 1993 and 1994 EUA System refinancings. The 2.6% increase in kWh sales during the period also contributed to the earnings growth.

     Net Earnings of the Energy Related Business Unit increased by approximately $3.4 million in the nine months ended September 30, 1994 as compared to the same period of a year ago due primarily to investment tax credits utilized by EUA Ocean State in the second and third quarters of the current year aggregating approximately $2.6 million and increased business activity of EUA Cogenex Corporation (EUA Cogenex).

     The Corporate Business Unit Net Earnings through September 30, 1994 compared to the same period in 1993 decreased by approximately $5.9 million due primarily to the recognition through September 30, 1993 of approximately $4.5 million of investment tax credits related to the EUA Power Settlement Agreement and approximately $1.8 million received in the third quarter of 1993 representing an insurance policy reimbursement for legal expenses incurred by EUA during proceedings related to EUA Power Corporation. Offsetting this decrease somewhat was the Parent Company's recovery of approximately $0.9 million in the first quarter of 1994 resulting from a settlement with the Vermont Electric Generation and Transmission Cooperative, Inc. (Vermont Co-op) relating to Seabrook Nuclear Project payments previously withheld by Vermont Co-op and lower short-term borrowings.

Operating_Revenues

     Operating Revenues for the third quarter of 1994 decreased by approximately $2.6 million or 1.8% when compared to the same period of 1993 and may be segmented by Business Unit operations as follows (000's):

                                         Three Months Ended September 30,

                                                                 Increase
                                         1994        1993       (Decrease)

     Core Electric Business           $125,053     $129,470      $(4,417)
     Energy Related Business            18,806       17,026        1,780
     Corporate                               0            0            0
         Consolidated                 $143,859     $146,496      $(2,637)
                                       =======      =======      =======

     Core Electric Business revenues for the third quarter of 1994 decreased by approximately $4.4 million due primarily to a $7.7 million decrease in recoveries of purchased power and fuel expenses, including the effect of Montaup's rate reduction effective May 21, 1994. Partially offsetting this combined decrease were base revenues increases of approximately $2.3 million due to kWh sales growth of approximately 2.8% and an increase in recovery of conservation and load management expenses and transmission rental revenue aggregating $1.1 million.

     EUA Cogenex revenues, which account for all of the Energy Related Business Unit revenues, increased by approximately $1.8 million due to the acquisitions of James L. Day Co. (Day Co.) and Northeast Energy Management, Inc. (NEM) in December, 1993 and January, 1994, respectively.

     Operating Revenues through September 30, 1994 increased by approximately $11.9 million or 2.8% when compared to the same period of 1993. Operating Revenues by Business Unit for the periods were as follows (000's):

                                             Nine Months Ended September 30,

                                                                     Increase
                                            1994         1993       (Decrease)

     Core Electric Business               $376,756      $375,568     $ 1,188
     Energy Related Business                54,569        43,873      10,696
     Corporate                                   0             0           0
         Consolidated                     $431,325      $419,441     $11,884
                                          ========      ========      ======

     Core Electric Business revenues for the first nine months of 1994 increased by approximately $1.2 million due primarily to increased recoveries of conservation and load management costs of approximately $2.9 million, an increase in fuel cost recoveries of approximately $4.2 million, increased base revenues of approximately $4.4 million by EUA's retail subsidiaries, as a result of an approximately 2.6% increase in kWh sales and increased transmission rental revenues of approximately $1.0 million. Partially offsetting these increases was a decrease of approximately $11.3 million in recoveries of purchased power expense which includes the impact of the Montaup rate reduction mentioned above. (See Operations Expense, below.)

     EUA Cogenex revenues increased by $10.7 million due primarily to the recognition of additional energy savings project sales of approximately $4.5 million and to the acquisitions of Day Co. and NEM, as previously discussed.

KWH Sales

     Total primary kWh sales of electricity by EUA's Core Electric Business Unit increased by approximately 2.8% in the third quarter of 1994 and by approximately 2.6% in the year-to-date 1994 period as compared to the same periods last year. The 1994 sales performance is an indication of improving economic conditions in EUA's service territory. Despite the strong performance of kWh sales, the Company anticipates that the economic recovery will remain slow for the foreseeable future.

Operations_Expense

     Fuel expense of the Core Electric Business for the third quarter of 1994 did not significantly change. For the nine months ended September 30, 1994, fuel expense increased from that of the same period in 1993 by approximately $5.2 million or 8.0%. The increase is due primarily to increased generation by company owned units in 1994 as a result of greater availability of such units in 1994. Canal Unit 2, a 584 megawatt unit, which is 50% owned by EUA's indirect subsidiary Montaup, began a scheduled outage on February 13, 1993 and returned to service on April 5, 1993. Somerset Unit No. 6, a wholly-owned unit of Montaup was out of service for essentially all of 1993 due to unanticipated waterwall restoration. Operations of the Canal and Somerset units impacted the year-to-date increase to fuel expense by approximately $2.1 million and approximately $6.3 million, respectively. As a part of Montaup's current application to the Federal Energy Regulatory Commission, implemented on May 21, 1994 and pending final adjudication and approval, Newport Electric Corporation (Newport) is being billed as an all requirements customer of Montaup and Montaup has assumed all of Newport's purchased power contracts. Consequently, approximately $1.0 million of the increase in fuel expense relates to purchased power-energy previously recorded as purchased power expense by Newport now being reflected as fuel expense by Montaup. Partially offsetting the year-to-date increases were decreases resulting from lower Seabrook generation and lower purchases from other systems of approximately $1.7 million and $1.4 million, respectively.

     Purchased Power expense for the third quarter and nine months ended September 30, 1994 decreased approximately $1.9 million or 5.5% and approximately $5.8 million or 5.6%, respectively. The periods' decreases may be attributed to the following: (i) decreases of approximately $1.0 million in both periods due to the recognition by Montaup of purchased power-energy expenses as fuel expense (see above); (ii) lower amounts billed to Montaup and Newport by suppliers of approximately $0.6 million and approximately $5.2 million, respectively; and (iii) decreased third quarter conservation and load management (C&LM) expenses recorded as purchased power of approximately $0.2 million and increased year-to-date C&LM of approximately $0.5 million.

     Other Operation and Maintenance expenses for the third quarter of 1994 did not significantly change and for the nine months ended September 30, 1994 increased approximately $6.1 million or 4.7% from the same period in 1993. The increase is due primarily to increased EUA Cogenex expenses of approximately $5.4 million and due, in part, to its aforementioned business acquisitions. Core Electric Business expenses for the period increased due primarily to increased conservation and load management expenses of approximately $2.1 million which are fully recovered in rates.

Income Taxes

     The EUA System's composite federal and state effective tax rate was approximately 28.4% and 31.3%, respectively, for the quarter and nine months ended September 30, 1994 compared to approximately 22.8% and 28.5%, respectively, for the same periods in 1993. The periods' increases are due primarily to a decrease in tax credits recognized in 1994 versus 1993. Tax credits related to the EUA Power Settlement of approximately $2.0 million and approximately $4.5 million, were recognized in the respective periods of 1993 while tax credits of approximately $1.3 million in both the second and third quarters of 1994 were recognized by EUA Ocean State related to its partnership investment in Ocean State Power Corporation. These 1994 amounts represent approximately two-thirds of the total investment tax credits available to EUA Ocean State and it is anticipated that a proportional amount will be recognized in the fourth quarter of 1994.

Other_Income_and (Deductions) -_Net

     Other Income and (Deductions) - Net increased approximately $1.1 million or 20.7% and approximately $2.3 million or 16.4% in the current quarter and year-to-date periods as compared to the corresponding periods of 1993. The increases in both periods is a reflection of investment tax credits utilized by EUA Ocean State in 1994 as previously discussed.

Interest_Charges

     Interest on Long-Term Debt for the nine months ended 1994 decreased approximately $2.3 million or 7.3% as compared to the same period of 1993. The period's decrease is due primarily to Eastern Edison Company's (Eastern Edison) refinancing activity in 1993 at substantially lower interest rates. The refinancing by Newport of its Energy Facilities Revenue Bonds (See Liquidity and Sources of Capital) also contributed to the periods' decrease. Offsetting these decreases somewhat was additional interest incurred since the issuance in October 1993 by EUA Cogenex of $50 million of Unsecured Notes at 7%. The third quarter's interest on long-term debt did not change significantly from the prior year period.

Preferred Dividends of Subsidiaries

     Preferred Dividend requirements in the third quarter and nine months ended September 30, 1994 decreased approximately $0.2 million or 27.7% and approximately $0.9 million or 34.7%, respectively, as a result of Eastern Edison's redemption of all of its outstanding 4.64%, 8.32%, 9.00% and 9.80% series of Preferred Stock aggregating $41.6 million. Eastern Edison subsequently issued $30 million of 6 5/8% series Preferred Stock.

Liquidity_and_Sources_of_Capital

     The EUA system's need for permanent capital is primarily related to investments in facilities required to meet the needs of its existing and future customers.

     Traditionally, cash construction requirements not met with internally generated funds are financed through short-term borrowings which are ultimately funded with permanent capital. At September 30, 1994, EUA System companies maintained short-term lines of credit with various banks aggregating approximately $140 million. Outstanding short-term Debt at September 30, 1994 and December 31, 1993 by Business Unit was as follows (000's):

                                      September 30, 1994   December 31, 1993

     Core Electric Business               $     0              $     0
     Energy Related Business               20,435                8,588
     Corporate                             11,146               28,580
         Consolidated                     $31,581              $37,168
                                          =======              =======

     For the nine months ended September 30, 1994 and 1993, internally generated funds available after the payment of dividends amounted to approximately $63.2 and $58.5 million, respectively, while the EUA System's cash construction requirements amounted to approximately $34.5 million and $56.1 million, respectively, for the same period. In addition to construction expenditures, energy related investments of EUA Cogenex amounted to approximately $8.6 million through September 30, 1994 which represents the acquisition of NEM, now an EUA Cogenex subsidiary. Various laws, regulations and contract provisions limit the use of EUA's internally generated funds such that the funds generated by one subsidiary are not generally available to fund the operations of another subsidiary.

     On January 6, 1994 Newport issued $7.9 million of variable rate Electric Energy Facilities Revenue refunding Bonds due 2011. With the proceeds, Newport redeemed its 12% and 8.5% Series Energy Facilities Revenue Bonds aggregating $7.9 million.


                            PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     On September 30, 1994, EUA Cogenex Corporation (EUA Cogenex) and Onsite Energy Corporation (Onsite) entered into a Settlement Agreement (the Settlement Agreement) which has been approved by the United States District Court for the District of Massachusetts (the Massachusetts Federal District Court).

     The Settlement Agreement settles the claims and counterclaims which EUA Cogenex and Onsite had brought against each other in two lawsuits, one in the Massachusetts Federal District Court and the other in the California Superior Court for the County of San Diego.

     Under the terms of the Settlement Agreement (1) Onsite relinquished its interests in certain partnerships with EUA Cogenex and certain contractual arrangements between Onsite and the partnerships were terminated; (2) EUA Cogenex gave Onsite the option to purchase certain partnership projects; (3) Onsite confirmed certain amounts which were owed to EUA Cogenex; and (4) EUA Cogenex paid Onsite $800,000.

     EUA Cogenex and Onsite have disagreed upon the implementation of certain terms of the Settlement Agreement, including the provisions relating to the options granted to Onsite and certain provisions relating to amounts owed to EUA Cogenex, but EUA Cogenex and Onsite are currently seeking the assistance of the Massachusetts Federal District Court in an effort to resolve their disputes.






Item_6.  Exhibits_and_Reports_on_Form_8-K

     (a) Exhibits - None

     (b) Reports on Form 8-K

     -   none filed in the quarter ended September 30, 1994



                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Eastern_Utilities_Associates______
                                                  (Registrant)



Date:  November_10,_1994                  /s/_Richard_M._Burns_______________
                                          Richard M. Burns, Comptroller
                                            (on behalf of the Registrant and
                                              as Chief Accounting Officer)