Form 10-K
period 1994-12-31
EASTERN UTILITIES ASSOCIATES
filed 1995-03-28
CIK 31224

EASTERN UTILITIES ASSOCIATES

                         1994 Annual Report on Form 10-K
                                Table of Contents

                                     PART I


                                                                         Page

Table of Contents. . . . . . . . . . . . . . . . . . . . . . . . . . . . (i)

Glossary of Defined Terms. . . . . . . . . . . . . . . . . . . . . . . . (iv)

Item 1. BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

     General . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

     EUA Cogenex . . . . . . . . . . . . . . . . . . . . . . . . . . . .  4

     Construction . . . . . . . . . . . . . . .  . . . . . . . . . . . .  7

     Fuel for Generation . . . . . . . . . . . . . . . . . . . . . . . .  7

     Nuclear Power Issues. . . . . . . . . . . . . . . . . . . . . . . .  9

          General. . . . . . . . . . . . . . . . . . . . . . . . . . . .  9
          Decommissioning. . . . . . . . . . . . . . . . . . . . . . . . 10
          Maine Yankee . . . . . . . . . . . . . . . . . . . . . . . . . 11
          Yankee Atomic. . . . . . . . . . . . . . . . . . . . . . . . . 11
          Seabrook Unit 2. . . . . . . . . . . . . . . . . . . . . . . . 11

     Public Utility Regulation . . . . . . . . . . . . . . . . . . . . . 12

     Rates . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

          FERC Proceedings . . . . . . . . . . . . . . . . . . . . . . . 15
          Massachusetts Proceedings. . . . . . . . . . . . . . . . . . . 15
          Rhode Island Proceedings . . . . . . . . . . . . . . . . . . . 16

     Environmental Regulation. . . . . . . . . . . . . . . . . . . . . . 18

          General. . . . . . . . . . . . . . . . . . . . . . . . . . . . 18
          Electric and Magnetic Fields . . . . . . . . . . . . . . . . . 19
          Water Regulation . . . . . . . . . . . . . . . . . . . . . . . 19
          Air Regulation . . . . . . . . . . . . . . . . . . . . . . . . 20

     Environmental Regulation of Nuclear Power . . . . . . . . . . . . . 22

     Energy Policy . . . . . . . . . . . . . . . . . . . . . . . . . . . 22



                                       (i)

                                 PART I (continued)


                                                                         Page

Item  2. PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . .   23

     Power Supply . . . . . . . . . . . . . . . . . . . . . . . . . . .   23
     Generating Units in Service. . . . . . . . . . . . . . . . . . . .   25
     Other Property . . . . . . . . . . . . . . . . . . . . . . . . . .   26

Item  3. LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . .   26

     Rate Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .   26
     Environmental Proceedings. . . . . . . . . . . . . . . . . . . . .   26
     Shareholder Proceeding . . . . . . . . . . . . . . . . . . . . . .   30
     Other Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .   30

Item  4. SUBMISSION OF MATTERS TO A VOTE OF
             SECURITY-HOLDERS . . . . . . . . . . . . . . . . . . . . .   31

         Executive Officers of the Registrant . . . . . . . . . . . . .   31


                                     PART II

Item  5. MARKET FOR REGISTRANT'S COMMON STOCK AND
             RELATED SHAREHOLDER MATTERS. . . . . . . . . . . . . . . .   33

Item  6. SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . . . . . .   34

Item  7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . . .   34

Item  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY
             DATA . . . . . . . . . . . . . . . . . . . . . . . . . . .   34

Item  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . .   34


                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
             REGISTRANT . . . . . . . . . . . . . . . . . . . . . . . .   34

Item 11. EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . .   35

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT. . . . . . . . . . . . . . . . . . .   35

Item 13. CERTAIN RELATIONSHIPS AND RELATED
             TRANSACTIONS . . . . . . . . . . . . . . . . . . . . . . .   35



                                      (ii)

                                     PART IV


                                                                         Page

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, and
             REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . .   35

     (a)(1)  Financial Statements . . . . . . . . . . . . . . . . . . .   35

     (a)(2)  Financial Statement Schedules. . . . . . . . . . . . . . .   35

     (a)(3)  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . .   35

     (b)  Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . .   51

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   52

Report of Independent Accountants . . . . . . . . . . . . . . . . . . .   56



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

Non-Affiliated_Companies

     Aquidneck                      Aquidneck Power Limited Partnership
     Great Bay Power                Great Bay Power Corporation (formerly EUA
                                      Power Corporation)
     Maine Yankee                   Maine Yankee Atomic Power Company
     OSP                            Ocean State Power Project Units 1 and 2
     Yankee Atomic                  Yankee Atomic Electric Company

Regulators/Regulations

     1935 Act                       Public Utility Holding Company Act of 1935
     Bankruptcy Court               United States Bankruptcy Court for the
            District of New Hampshire
     CERCLA                         Federal Comprehensive Environmental
                                      Response, Compensation and Liability
                                      Act of 1980
     Chapter 21E                    Massachusetts Oil and Hazardous Material
                                      Release Prevention and Response Act
     Clean Air Act Amendments       Clean Air Act Amendments of 1990
     CRMC                           Rhode Island Coastal Resources Management
                                    Council
     DEP                            Massachusetts Department of Environmental
                                      Protection
     DEQE                           Massachusetts Department of Environmental
                                      Quality Engineering
     DOE                            Department of Energy
     Energy Policy Act              Energy Policy Act of 1992
     EPA                            Federal Environmental Protection Agency


                                     (iv)


                       GLOSSARY OF DEFINED TERMS (Cont'd)

Regulators/Regulations (continued)

     FASB                           Financial Accounting Standards Board
     FAS87                          Statement No. 87 Employers' Accounting for
                                      Pensions
     FAS96                          Statement No. 96 "Accounting for Income
                                      Taxes"
     FAS106                         Statement No. 106 "Accounting for
                                      Post-Retirement Benefits Other Than
                                      Pensions"
     FAS107                         Statement No. 107 "Disclosures about
                                      Fair Value of Financial Instruments"
     FAS109                         Statement No. 109 "Accounting for Income
                                      Taxes"
     FAS112                         Statement No. 112 "Employers' Accounting
                                      for Post-Employment Benefits"
     FERC                           Federal Energy Regulatory Commission
     IRS                            Internal Revenue Service
     MCP                            Massachusetts Contingency Plan
     MDPU                           Massachusetts Department of Public
                                      Utilities
     NESCAUM                        Northeast States for Coordinated Air Use
                                      Management
     NHPUC                          New Hampshire Public Utilities
                                      Commission
     NRC                            Nuclear Regulatory Commission
     NWPA                           Nuclear Waste Policy Act
     OPA-90                         Oil Pollution Act of 1990
     Price-Anderson Act             The Price-Anderson Act, as amended by the
                                      Price-Anderson Amendments of 1988
     PURPA                          Public Utility Regulatory Policies Act
                                      of 1978
     RACT                           Reasonably Available Control Technology
     RCRA                           Resource Conservation and Recovery Act of
                                      1976
     RIDEM                          Rhode Island Department of Environmental
                                      Management
     RIDPUC                         Rhode Island Division of Public Utilities
                                      and Carriers
     RIPUC                          Rhode Island Public Utilities Commission
     SEC                            Securities and Exchange Commission
     TEC-RI                         The Energy Counsel of Rhode Island
     TSCA                           Toxic Substances Control Act

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


                                      (vi)

                                     PART I

Item 1.                             BUSINESS

System Overview

     The Registrant, Eastern Utilities Associates, is a Massachusetts voluntary association organized and existing under a Declaration of Trust dated April 2, 1928, as amended, and is a registered holding company under the 1935 Act. EUA owns directly all of the shares of common stock of three operating retail electric utility companies: Blackstone, Eastern Edison and Newport. Blackstone operates in northern Rhode Island, Eastern Edison operates in southeastern Massachusetts, and Newport operates in south coastal Rhode Island. These subsidiaries are collectively referred to as the Retail Subsidiaries. Eastern Edison owns all of the permanent securities of Montaup, a generation and transmission company, which supplies electricity to Eastern Edison, to Blackstone, to Newport and to two unaffiliated utilities for resale. EUA also owns directly all of the shares of common stock of EUA Cogenex, EUA Energy, EUA Ocean State and EUA Service. EUA Service provides various accounting, financial, engineering, planning, data processing and other services to all EUA System companies. EUA Cogenex is an energy services and cogeneration company. EUA Energy invests in energy-related projects. EUA Ocean State owns a 29.9% interest in OSP's two gas-fired generating units. (See Item 2. PROPERTIES -- Power Supply.) The holding company system of EUA, the Retail Subsidiaries, Montaup, EUA Service, EUA Cogenex, EUA Energy and EUA Ocean State is referred to as the EUA System. The EUA System is organized into a business unit structure. The Core Electric Business consists of the Retail Subsidiaries and Montaup. The Energy Related Business includes EUA Cogenex, EUA Energy and EUA Ocean State. The Corporate Business is made up of the Registrant and EUA Service.

General - Core Electric Business

     The Core Electric Business supplies retail electric service in 33 cities and towns in southeastern Massachusetts and Rhode Island. The largest communities served are the cities of Brockton and Fall River, Massachusetts. The retail electric service territory covers approximately 595 square miles and has an estimated population of approximately 723,000. At December 31, 1994, Core Electric Business served approximately 294,000 retail customers.

     For 1994, 1993 and 1992, electric utility operations accounted for approximately 87%, 88%, and 92%, respectively, of total operating revenues. The remaining balance of operating revenues during these periods were attributable to EUA Cogenex.

     Montaup supplies the Retail Companies with nearly 100% of each company's electric requirements. About 48% of the net generating capacity of the EUA System comes from a combination of the following sources: (i) wholly owned EUA System generating plants, primarily Montaup's 152 MW Somerset facility located in Somerset, Massachusetts; (ii) Montaup's net entitlement of 207 MW from the 584 MW Canal No. 2 unit, which is located in Sandwich, Massachusetts and is 50% owned by Montaup; and, (iii) entitlements from units in which Montaup has partial ownership interests (by joint ownership through tenancy-in-common or by stock ownership) that are 4.5% or less. The remaining 52% of the net generating capacity of the EUA System comes from units in which Montaup has long-term or short-term power contracts for shares ranging from 0.81% to 41.67% of the unit's capacity, including 28% of the OSP Units 1 and 2 in which EUA Ocean State has a 29.9% partnership interest, or entitlements from the Hydro-Quebec Project through NEPOOL. On January 25, 1994, Somerset's Unit No. 5 was placed in deactivated reserve, resulting in a reduction of approximately 69 MW of the EUA System's total net generating capacity. Newport became an all requirements customer of Montaup with the implementation of reduced wholesale rates by Montaup on May 21, 1994. Montaup has assumed all of Newport's purchased power contracts and is leasing all of Newport's generation and a share of Newport's transmission facilities. (See Item 2. PROPERTIES -- Power Supply for further details of the EUA System's sources of power supply).

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

     At the wholesale level, Montaup faces new sources of competition primarily as a result of PURPA, the Energy Policy Act and other policies being implemented by the MDPU and considered by the RIPUC relating to the solicitation of competitive proposals for new generation sources. Non-utility wholesale generators, generally known as independent power producers or IPPs, are subject to FERC regulations under the Federal Power Act as well as various other federal, state, and local regulations. However, PURPA was intended, among other things, to promote national energy independence and diversification of energy supply and to improve the overall efficiency of energy usage. PURPA created a class of non-utility power generation facilities called QFs. PURPA allows QFs to sell power generated by the QFs to local utilities at specified rates based on each utility's avoided cost. In order to further promote competition in energy supply, the Energy Policy Act established another class of non-utility generators, generally referred to as EWGs, which are exempt from the 1935 Act and increased FERC's power to order transmission access, resulting in FERC's Regional Transmission Group Policy. As a complement to the federal initiatives, the MDPU and the RIPUC have implemented regulations which require utilities to integrate least-cost planning with competitive proposals to meet requirements for new generation. Both states have also approved a Memorandum of Understanding among Montaup and the Retail Subsidiaries that establishes a framework which makes possible a coordinated, regional review of the resource planning and procurement process of the EUA System Companies. Montaup will face increased competition in the wholesale generating market, primarily based on price, from QFs and EWGs and in the future could be affected by such competition supplying generation to its customers.

     Across the country, including the states serviced by EUA's Retail Subsidiaries, there has been an increasing focus on competitive issues. Regulators, in Massachusetts and Rhode Island are currently examining, among other things, issues related to incentive regulation and potential electric industry restructuring including retail wheeling (the transmission of power from one utility for sale by that system to retail customers of a different system). The timing and impact of these examinations on the financial condition of the utility industry in general and EUA's utility operations in particular is uncertain at this time. EUA will continue to monitor and participate in all regulatory investigations into the many issues surrounding this move to a competitive marketplace. The MDPU is also requiring electric utilities to begin the transition to incentive regulation.

     As a regulated industry, utilities are subject to certain accounting rules that are not applicable to other industries. These accounting rules allow regulated companies, in appropriate circumstances, to establish regulatory assets and liabilities, which defer the current financial impact of certain costs that are expected to be recovered in future rates. The effects of competition or change in regulation could ultimately cause EUA's Retail Subsidiaries and Montaup to no longer follow these accounting rules. In such an event, any regulatory assets and liabilities would have to be fully expensed at that time. EUA does not expect this situation to occur in the near future.

     All of the transmission facilities within the EUA System are inter connected with the NEPOOL transmission grid. Montaup and the Retail Subsidiaries are members of NEPOOL, which is open to all investor-owned, municipal and cooperative electric utilities and other entities that are engaged in the electric utility business in New England that are connected to the New England power grid. NEPOOL provides for coordinated planning of future facilities as well as operation of nearly 100% of the existing generating capacity in New England and of related transmission facilities essentially as if they were one system. The NEPOOL agreement imposes obligations concerning generating capacity reserve and the right to use major transmission lines, and provides for central dispatch of the generating capacity of NEPOOL's members with the objective of achieving economical use of the region's facilities. Pursuant to the NEPOOL agreement, interchange sales to NEPOOL are made at a price approximately equal to the fuel cost for generation without contribution to the support of fixed charges. The capacity responsibilities of Montaup and the Retail Subsidiaries under the NEPOOL agreement are based on an allocated share of a New England capacity requirement which is determined for each period on the basis of certain regional reliability criteria. Because of its participation in NEPOOL, the EUA System's operating revenues and costs are affected to some extent by the operations of other members. A comprehensive review of the NEPOOL Agreement was initiated in 1994 to look at its current structure and determine what may be done as the electric utility environment becomes increasingly competitive.

     As of December 31, 1994, the number of regular employees in the core electric and corporate business units was 1,157. Relations with employees are considered to be satisfactory. Labor bargaining unit contracts covering approximately 267 employees of Eastern Edison in the Fall River area, of Newport and of Montaup expire in June 1995, September 1996 and March 1996, respectively.

     On March 15, 1995, EUA announced a corporate reorganization which, among other things, will consolidate management of Eastern Edison, Blackstone and Newport. As part of the reorganization, a voluntary retirement incentive, effective June 1, 1995, was offered to approximately sixty employees. At this time management is unable to predict how many employees will accept the offer.

General - EUA Cogenex

     EUA Cogenex is a wholly owned subsidiary of EUA. EUA Cogenex operates in the following three segments of the energy management industry:

     Energy Management Services (EMS)

     EMS encompasses EUA Cogenex's original business activities, in which EUA Cogenex provides EMS directly to institutional, commercial/industrial and governmental customers to reduce their energy costs and consumption. In its EMS programs, EUA Cogenex employs energy efficiency technology and equipment through building automation, lighting modifications, boiler replacement, and other heat recovery methods. EUA Cogenex is compensated for these services primarily through "shared savings" or energy services agreements in which EUA Cogenex and the customer who occupies or owns a facility agree upon a prescribed base year and a set of savings calculations. EUA Cogenex then receives a portion of the savings that result from the installation and maintenance of the energy efficient equipment in the facility. EUA Cogenex revenues under these agreements are dependent upon the actual achievement of energy savings; therefore EUA Cogenex assesses the financial and technical risk of each customer and project. EUA Cogenex finances the project and acts as the contractor for each project by engaging the necessary professionals to install and/or modify equipment.

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

     Self-Generation

     EUA Cogenex participates in various self-generation projects in which it installs electric and heat generating facilities for a particular building or group of buildings. Typically, electricity and heat can be generated by a cogeneration facility at a lower cost to the building owners or occupants than the retail cost of heating fuel and electricity sold by the local utility.
When combined with other energy management services provided by EUA Cogenex, cogeneration projects can result in savings to the owners or occupants, a portion of which is paid to EUA Cogenex. In a self-generation project, a cogeneration facility (i) is sized to a minimum base load thermal requirement for the customer and (ii) produces electricity which displaces a portion of the customer's retail electric consumption -- a so-called "inside the fence" application. EUA Cogenex's strategy has been to keep its cogeneration projects below a five-megawatt level, sized to a minimum base load thermal requirement for the particular facility, to avoid competition from larger independent power project developers.

     EUA Cogenex also operates a lighting services division (EUA Nova) and a controls division (EUA Day). EUA Nova provides lighting services and products designed to achieve an efficiency gain through the integration of various lamp, ballast and light reflector products. EUA Day, acquired in December 1993, is primarily engaged in the business of customization, installation and servicing of building temperature control systems, monitoring and verification systems and process control systems for the purpose of energy conservation. These systems are primarily designed for regulating lighting and heating, ventilation and air-conditioning, but can also simultaneously be used for security surveillance, building entry and exit, equipment monitoring, and air quality monitoring.

     EUA Cogenex also provides consulting services to its customers in the form of training in the proper use and maintenance of the energy equipment. This service includes instruction in the use of existing equipment as well as newly installed equipment so that further energy savings can be realized. In addition, EUA Cogenex monitors installed projects on a 24-hour basis and dispatches third party contractors to make repairs and/or adjustments.

     In 1994, EUA Cogenex organized a wholly-owned Canadian subsidiary to engage in the energy services business in the Canadian marketplace.

     There are no seasonal factors that impact normal business operations of EUA Cogenex.

     There is no single customer, small group of customers, or outside supplier the loss of which would have a materially adverse effect on the operations of the business of EUA Cogenex.

     As a result of its ownership by EUA, a registered holding company under the 1935 Act, EUA Cogenex is regulated by the SEC in matters related to financing and asset acquisitions. On February 15, 1995, the SEC issued an order lifting its previous requirement that EUA Cogenex earn more than 50% of its revenues in the New England/New York area. There are no current geographic restrictions on EUA Cogenex operations.

     At December 31, 1994, EUA Cogenex employed 240 persons in its operations.

     EUA Cogenex's competition in the EMS market is comprised primarily of the manufacturers and distributors of the energy efficiency equipment which it installs and other energy services companies. Competition within the DSM markets is primarily from other energy services companies and engineering consulting firms. Competition in the self-generation industry is limited given EUA Cogenex's focus on the small cogeneration units and its strategy of limiting development of new cogeneration projects.

     EUA Cogenex plans to continue its controlled growth. In March 1995, EUA Cogenex acquired certain energy services assets of Citizens Conservation Corporation of Boston in exchange for preferred stock of a newly formed subsidiary of EUA Cogenex, Citizens Conservation Services, which will utilize those assets. EUA Cogenex has also applied for authorization from the SEC to acquire the Highland Energy Group, and energy services company in Boulder, Colorado in exchange for common shares of EUA. Highland manages conservation and energy management programs in Colorado, Texas, Ohio and North Carolina.
The largest assets EUA Cogenex obtains with the Citizens Conservation acquisition are contracts with various public and private housing authorities. These contracts will allow EUA Cogenex to apply the same sort of shared-savings programs that have brought EUA Cogenex to the forefront in the private sector to the low income public housing market.

     As of December 31, 1994, EUA Cogenex participated in seven partnerships. It is the managing general partner in all of the partnerships and has limited partnership interest in certain of the partnerships. EUA Cogenex has provided virtually all of the capital to the partnerships and is generally entitled to a return of, and on, this capital before any significant partnership distribution is made to the other general partners. All partnerships and their customers are subject to the same selection and screening process to establish acceptable credit quality.

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

     The following table sets forth the amounts of revenues, pre-tax income, net earnings and identifiable assets attributable to the consolidated operations of EUA Cogenex:

                                                Year Ended December 31,
                                              1994       1993       1992
                                                      (Thousands)

     Operating Revenues                     $ 74,480    $  66,912   $  44,154

     Pre-tax Income                         $  7,266    $   5,864   $   4,798

     Net Earnings                           $  4,171    $   3,536   $   2,839

     Total Assets                           $211,310    $ 191,432   $ 150,658

     See Note I of Consolidated Financial Statements contained in the Registrant's Annual Report to Shareholders for the year ended December 31, 1994 (Exhibit 13-1.03 filed herewith).

Construction

     The EUA System's cash construction expenditures for the year ended December 31, 1994 were approximately $50.5 million.

     Planned cash construction expenditures for 1995, 1996 and 1997, as set forth below, are estimated to total $240.4 million.
                                      EUA SYSTEM CONSTRUCTION PROGRAM
                                            (Dollars in Thousands)

                                  1995        1996        1997     3-Yr.Total


      Generation                $ 18,323    $ 13,948    $13,753     $ 46,024
      Transmission                 1,408       2,981      3,212        7,601
      Distribution                16,911      14,162     15,202       46,275
      General                        751       1,673      1,753        4,177
      Total Utility               37,393      32,764     33,920      104,077
      EUA Cogenex                 48,305      44,000     44,000      136,305
        Total                   $ 85,698    $ 76,764    $77,920     $240,382
                                =========   =========   ========    =========


Fuel_for_Generation

     For 1994, the EUA System's sources of energy, by fuel type, were as follows: 34% nuclear, 28% gas, 20% oil, 12% coal and 6% other. During 1994, Montaup had an average inventory of 61,773 tons of coal for its steam generating unit at the Somerset Station, the equivalent of 75 days' supply (based on average daily output at 80% capacity factor for the unit (see Item
2. PROPERTIES -- Power Supply)). The cost of coal averaged about $48.52 per ton in 1994 which is equivalent to oil at $11.85 per barrel. This was slightly more expensive than 1993 because 1994 included short-term commitments of lower sulfur coal for Massachusetts Clean Air Act compliance testing. Montaup also maintained an average inventory of Nos. 2 and 6 oil of 4,537 barrels and 58,663 barrels, respectively. These fuels are used for start-up and flame stabilization for Montaup's steam generating unit. The cost of Nos. 2 and 6 oil averaged $24.35 per barrel and $15.03 per barrel in 1994, respectively. Montaup also maintained an average inventory of jet oil of 3,880 barrels at an average cost per barrel of $25.15 during 1994 for its two peaking units at the Somerset Station.

     Montaup has a one year purchase order effective through December, 1995 with a coal producer. Barge and rail agreements for coal transportation are also in place through 1995. The 1994 year-end coal inventory of approximately 84,500 tons is all 0.6% to 0.7% sulfur coal which is compliant with Clean Air Act requirements.

     Canal Electric Company (Canal), on behalf of itself, Montaup and others has contracts with a supplier for up to 100% of the fuel-oil requirements of Canal Unit Nos. 1 and 2 for the period ending April 30, 1995. The current contracts permit up to 20% of fuel oil purchases in the spot market. It is currently planned that Canal will reach an agreement with a supplier for the following three month period. These three months will be used to examine the practicality of further delaying a long-term oil contract. For 1994, the cost of oil per barrel at Canal averaged $13.25.

     Canal and Montaup have entered into agreements with Algonquin Gas Transmission Company (Algonquin) for Algonquin to provide gas transmission facilities and services to the Canal facilities. The agreements are subject to
(i) Algonquin obtaining the appropriate permits and authorization to construct and operate the transmission facilities and (ii) Canal and Montaup receiving the necessary permits and authorizations to construct natural gas fired electric generation equipment and the facilities to receive natural gas. It is anticipated that Canal Unit No. 2 will have the ability to burn either No. 6 oil, natural gas, or a blend of both fuels beginning the second quarter of 1996. The timing of Canal Unit No. 2's ability to burn natural gas will determine the necessary terms of a long-term oil contract.


     Montaup's costs of fossil and nuclear fuels for the years 1992 through 1994, together with the weighted average cost of all fuels, are set forth below:


                                        __________Mills*_per_kWh__________
                                        1994           1993           1992

       Nuclear   . . . . . . . . .       6.1            7.5            7.7
       Gas       . . . . . . . . .      14.1           15.1           13.0
       Coal      .  . . . . . . . .     20.9           24.1           21.2
       Oil       . . . . . . . . .      27.1           25.5           26.0
       All fuels . . . . . . . . .      14.5           15.5           14.8

      *One Mill is 1/10 of one cent


     The rate schedules of Montaup and the Retail Subsidiaries are designed to pass on to customers the increases and decreases in fuel costs and the cost of purchased power, subject to review and approval by appropriate regulatory authorities (see Rates below).

     OSP has two gas supply contracts which expire December 14, 2009 and September 29, 2010, respectively for its two 250 MW generators. The cost of gas for 1994 averaged $1.13 per MBTU or approximately 9.5 mills per kWh generated.

     The owners (or lead participants) of the nuclear units in which Montaup has an interest have made, or expect to make, various arrangements for the acquisition of uranium concentrate, the conversion, enrichment, fabrication and utilization of nuclear fuel and the disposition of that fuel after use. The owners (or lead participants) of United States nuclear units have entered into contracts with the DOE for disposal of spent nuclear fuel in accordance with the NWPA. The NWPA requires (subject to various contingencies) that the federal government design, license, construct and operate a permanent repository for high level radioactive wastes and spent nuclear fuel and establish prescribed fees for the disposal of such wastes and fuel. The NWPA specifies that the DOE provide for the disposal of such waste and spent nuclear fuel starting in 1998. Objections on environmental and other grounds have been asserted against proposals for storage as well as disposal of spent nuclear fuel. The DOE anticipates that a permanent disposal site for spent fuel will be ready to accept fuel for storage or disposal by the year 2010. Montaup owns a 4.01% interest in Millstone Unit 3 and a 2.9% interest in Seabrook Unit 1. Northeast Utilities, the operator of the units, indicates that Millstone Unit 3 has sufficient on-site storage facilities to accommodate its spent fuel for the projected life of the unit. Expenditures for additional rack storage facilities are projected to be made by 1999. At the Seabrook Project, there is on-site storage capacity which, with rack additions, should be sufficient to at least the year 2010.

     The Energy Policy Act requires that a fund be created for the decommissioning and decontamination of the DOE uranium enrichment facilities. The fund will be financed in part by special assessments on nuclear power plants in which Montaup has an interest. These assessments are calculated based on the utilities' prior use of the government facilities and have been levied by the DOE since starting in September 1993 and will continue over 15 years. This cost is passed on to the joint owners or power buyers as an additional fuel charge on a monthly basis and is currently being recovered by Montaup through rates.

Nuclear_Power_Issues

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

     The Price-Anderson Act provides, among other things, that the liability for damages resulting from a nuclear incident would not exceed an amount which at present is about $8.7 billion. Under the Price-Anderson Act, prior to operation of a nuclear reactor, the licensee is required to insure against this exposure by purchasing the maximum amount of liability insurance available from private sources (currently $200 million) and to maintain the insurance available under a mandatory industry-wide retrospective rating program. Should an individual licensee's liability for an incident exceed $200 million, the difference between such liability and the overall maximum liability, currently about $8.7 billion, will be made up by the retrospective rating program. Under such a program, each owner of an operating nuclear facility may be assessed a retrospective premium of up to a limit of $79.3 million (which shall be adjusted for inflation at least every five years) for each reactor owned in the event of any one nuclear incident occurring at any reactor in the United States, with provision for payment of such assessment to be made over time as necessary to limit the payment in any one year to no more than $10 million per reactor owned. With respect to operating nuclear facilities of which it is a part owner or from which it contracts (on terms reflecting such liability) to purchase power, Montaup would be obligated to pay its proportionate share of any such assessment.

     Joint owners of nuclear projects are also subject to the risk that one of their number may be unable or unwilling to finance its share of the project's costs, thus jeopardizing continuation of the project. On February 28, 1991, EUA Power (now know as Great Bay Power Corporation), a 12.1% owner of the Seabrook Project and a former subsidiary of the Registrant, filed for protection under Chapter 11 of the Federal Bankruptcy Code. It conducted its business as a Debtor-in-Possession until November 23, 1994, at which time its Plan of Reorganization became effective and Great Bay Power emerged from Chapter 11.

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

     Montaup is recovering through rates its share of estimated decommissioning costs for Millstone Unit 3 and Seabrook Unit 1. Montaup's share of the current estimate of total costs to decommission Millstone Unit 3 is $11.5 million in 1994 dollars, and Seabrook Unit 1 is $18.0 million in 1994 dollars. These figures are based on studies performed for the lead owner of the plants. In addition, pursuant to contractual arrangements with other nuclear generating facilities in which Montaup has an equity ownership interest or life of the unit entitlement, Montaup pays into decommissioning reserves. Such expenses are currently recoverable through rates.

Yankee Atomic:

     On February 26, 1992, Yankee Atomic announced that it would permanently cease power operation of Yankee Rowe and began preparing for an orderly decommissioning of the facility. Montaup has a 4.5% equity ownership in Yankee Atomic with a book value of approximately $1.2 million at December 31, 1994. Under the terms of its purchased power contract with the facility, Montaup must pay its proportionate share of unrecovered costs and expenses incurred after the plant is retired. In December 1992, Yankee Atomic received FERC authorization to recover essentially all unrecovered assets and all costs incurred after the February 26, 1992 shutdown decision until the plant is decommissioned. Montaup's share of all unrecovered assets and the total estimated costs to decommission the unit aggregated approximately $18.4 million at December 31, 1994.

Maine Yankee:

     The Maine Yankee unit, like other pressurized water reactors, has been experiencing degradation of its steam generator tubes, principally in the form of circumferential cracking, which, until early 1995, was believed to be limited to a relatively small number of steam generator tubes. In the past the detection of defects has resulted in the plugging of those tubes to prevent their subsequent use. During the refueling-and-maintenance shutdown that commenced in early February of 1995 Maine Yankee has detected an increased degradation of the Plant's steam generator tubes, in excess of the number expected, and is currently evaluating several courses of action to address the matter. The detection of a significantly larger number of degraded tubes is likely to adversely affect the operation of the Plant and may result in substantial cost to Maine Yankee. Maine Yankee cannot now predict what course of action it will choose, or to what extent the operation of the Plant will be affected. Montaup has a 3.59% stock ownership interest in Maine Yankee.


Seabrook Unit 2:

     Montaup has a 2.9% ownership interest in Seabrook Unit 2. On November 6, 1986, the joint owners of the Seabrook Project, recognizing that Seabrook Unit 2 had been cancelled in 1984, voted to dispose of Seabrook Unit 2. Plans regarding disposition of Seabrook Unit 2 are now under consideration, but have not been finalized and approved. Montaup is unable, therefore, to estimate the costs for which it would be responsible in connection with the disposition of Seabrook Unit 2. Monthly charges are required to be paid by Montaup with respect to Seabrook Unit 2 in order to preserve and protect its components and various warranties. Montaup recovered its investment in Seabrook Unit 2 under a FERC approved rate case settlement. As of December 31, 1994, Montaup had fully recovered its investment in Seabrook Unit 2.

Public_Utility_Regulation

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

     The MDPU and RIPUC have approved a Memorandum of Understanding (MOU) with Eastern Edison, Blackstone, Newport and Montaup. The MOU establishes a framework for a coordinated, regional review of the resource planning and procurement process of those companies. It is based on the assumption that resource planning and procurement by a regional electric company may be implemented more effectively under a coordinated, consensual review process involving the EUA retail companies and the state public utility commissions to which the EUA retail companies are subject. Pursuant to the terms of the MOU, at least every two years Montaup and Eastern Edison will file with the MDPU and Blackstone will file with the RIPUC an integrated resource plan concurrently. The MOU outlines a mechanism and a timetable by which the reviews by the two commissions will be coordinated and any inconsistencies among the decisions by the state commissions will be resolved.

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

Rates

     Rates charged by Montaup (which sells power only for resale) are subject to the jurisdiction of FERC. The rates for services rendered by the Retail Subsidiaries for the most part are subject to approval by and are on file with the MDPU in the case of Eastern Edison and with the RIPUC in the case of Blackstone and Newport. For the 12 months ended December 31, 1994, 61% of EUA's consolidated revenues were subject to the jurisdiction of FERC, 13% to that of the MDPU and 13% to that of the RIPUC. The remaining 13% of consolidated revenues are not subject to jurisdiction of the respective utility commissions. Additionally, rates charged by OSP are subject to the jurisdiction of FERC. All OSP (Unit 1 and Unit 2) power contracts have been approved by FERC. However, pursuant to the OSP unit power agreements, rate supplements are required to be filed annually subject to FERC approval. This process may result in rate increases or decreases to OSP power purchasers.



     Recent general rate increases (reduction) for Montaup and the Retail Subsidiaries are as follows (thousands of dollars):

                      ___Applied_For__    _Implemented_<F1>   ________Effective_<F2>________
                                                                              Return on
                     Annual                Annual            Annual            Common
                     Revenue     Date      Revenue    Date   Revenue    Date   Equity %
Federal
  - Montaup
    M-14            (10,133)    3/21/94  (10,133)   5/21/94 Decision pending <F3>

Massachusetts
  - Eastern Edison
    MDPU - 92-148    14,927<F4> 6/15/92                       8,100    1/12/93  11.50<F5><F6>

Rhode Island
  - Blackstone
    RIPUC - 2045
           - Phase I  2,724    6/26/92<F7>                      353     1/1/93
           - Phase II   353    11/1/93<F7>                      353     1/1/94
           - Phase III  353    11/1/94<F7>                      353     1/1/95

  - Newport
    RIPUC - 2045
           - Phase I  1,250    6/26/92<F7>                      417     1/1/93
           - Phase II   417    11/1/93<F7>                      417     1/1/94
           - Phase III  417    11/1/94<F7>                      417     1/1/95

_____________________

Notes:

     <F1> Montaup's rate changes were implemented on a subject to refund basis.
     <F2> Per final FERC order or settlement agreement.
     <F3> Settlement Agreement with all parties with an annual reduction of
          $13,992,000 awaits FERC certification.
     <F4> Reduced from $16,401,000 as originally filed.
     <F5> Rate used for AFUDC calculation purposes.  Settlement contains no specific finding on allowed common equity return.
     <F6> Rates approved for consumption of electricity on and after January 1,
          1993.
     <F7> RIPUC Docket No. 2045 was a generic docket for all Rhode Island
          Utilities reviewing FAS106 expenses. The effective amount represents the revenue requirement for one-third of the tax deductible amount of the FAS106 expense (see Rhode Island Proceedings below). As this was a single issue proceeding, the RIPUC made no revisions to the allowed return on common equity.


FERC Proceedings:

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

     Within three years of their adoption of FAS106, FERC regulated companies must also file a general rate change and seek inclusion of these costs in their rates. Companies may defer the jurisdictional portion of the difference between the costs determined pursuant to accounting principles previously followed and FAS106 accruals from the time they adopt FAS106 until they file the general rate case described above. Montaup deferred its incremental FAS106 expenses of approximately $400,000 and $1.4 million for 1994 and 1993, respectively.

     On May 21, 1994 Montaup filed a rate application with the FERC to reduce annual revenues by $10.1 million. This request is intended to match more closely Montaup's revenues with its decreasing cost of doing business resulting from, among other things, a reduced rate base, lower capital costs and successful cost control efforts. The application also included a request for recovery of all of Montaup's FAS106 expenses as provided in FERC's generic order of December 1992, including a five-year amortization of previously deferred FAS106 costs. Also incorporated in this filing was a request to make Newport an all requirements customer of Montaup. Settlement agreements with all intervenors with an annual base rate reduction of approximately $14 million annually, (inclusive of the filed $10.1 million reduction) effective as of August 1994, await certification by the Commission.

Massachusetts Proceedings:

     In December 1994 the Massachusetts Department of Public Utilities approved a request made by Eastern Edison to recover through a reconciling adjustment factor a portion of "lost base revenues." Lost base revenue represents amounts the company would have collected if it had not offered demand-side management and conservation and load management programs to its customers.

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

     In authorizing the increase, the MDPU accepted a settlement proposal offered jointly by Eastern Edison and the Massachusetts Attorney General, the sole intervenor. The settlement stipulated the total revenue requirement which included an amortization of Hurricane Bob costs over a five-year period without a return on the unamortized amount. The settlement also reflected the recovery of the full tax deductible amount of post-retirement benefits other than pensions (FAS106 expenses), without any phasing-in of the increase over the previous ("pay-as-you-go") level. All FAS106 amounts recovered were placed in trusts permitted by the IRS to maximize tax deductibility and provide tax-free benefits to retirees. The depreciation rate and the common equity component of AFUDC were also specified. The composite rate for the depreciation calculation was set at 4.13%, up slightly from the 4.07% previously authorized. Solely for the purpose of calculating AFUDC, the common equity return component was set at 11.5%.

     The MDPU has put all companies on notice that it expects them..."to consider mergers or acquisitions in order to further optimize least-cost planning efforts and better fulfill their obligations to serve." Thereafter, the MDPU instituted an investigation, which is now underway, for the purpose of establishing, among other things, guidelines and standards for acquisitions and mergers of utilities and evaluating proposals regarding the recovery of costs associated with such activities. It is not possible to predict what effects, if any, the MDPU proceeding will have on the EUA System.

     On September 20, 1994, the MDPU issued a notice of inquiry and order seeking comments on incentive regulation. The inquiry was to focus on incentive regulation, sometimes referred to as performanced-based regulation, to replace in whole or in part its existing cost-of-service/rate-of-return regulatory framework. Comments were filed by Eastern Edison and other interested persons. On February 24, 1995, the MDPU issued an order relating to implementation of incentive regulation. In the order, the MDPU strongly encouraged all jurisdictional electric utilities to devise and propose incentive plans. The objective of incentive regulation is to "provide market-place benefits to consumers through (1) more efficient utility operations, (2) stronger utility incentives for better cost control, and (3) enhanced opportunities for lower rates." While no timetable is specified, the MDPU stated the largest utilities should commence the incentive plan design process as soon as possible. It is not possible to predict what effect, if any the MDPU's order will have on the EUA System.

     On February 10, 1995, the MDPU issued a notice of inquiry and order seeking comments on electric industry restructuring. After initial and second-round comments are received, the MDPU will determine whether to hold further discussions or hearings, or issue an order on the results of its investigation. It is not possible to predict what effect, if any, the MDPU proceeding will have on the EUA System.

Rhode Island Proceedings:

     On April 7, 1992, the RIPUC initiated generic Docket No. 2045 pertaining to the FAS106 issue for all Rhode Island utility companies. On June 26, 1992 Newport and Blackstone filed proposed rate increases to reflect the impact of FAS106 of approximately $1.3 million and $2.7 million respectively. An order was issued on December 11, 1992 granting recovery of a tax deductible amount of FAS106 phased into rates over a three-year period with the initial one-third to be recovered no earlier than the first fiscal year beginning after December 15, 1992, and the deferrals of the first two years recovered in rates over the seven-year period following the three-year phase-in. On December 21, 1992, Newport and Blackstone filed compliance rates representing phase one of the three-year phase-in. The Phase I revenue requirement, representing one third of the incremental FAS106 tax deductible amount for Blackstone and Newport was calculated to be $353,000 and $417,000 respectively. Phase II compliance was filed November 1, 1993. The revenue requirement representing two thirds of the incremental FAS106 tax deductible expense for Blackstone and Newport was calculated to be $706,000 and $834,000 respectively. Phase III compliance was filed November 1, 1994. The revenue requirement representing the full phase-in of the incremental FAS106 tax deductible expense for Blackstone and Newport were calculated to be $1,059,000 and $1,251,000 respectively. The RIPUC also ordered that all amounts recovered be placed in trusts permitted by the IRS which will maximize tax deductibility. In 1994, total FAS106 expenses for Blackstone and Newport, net of capitalized amounts, were approximately $1.9 million and $1.0 million respectively.

     Also, on January 14, 1994, the RIPUC issued a written order establishing Docket No. 2167 for a Comprehensive Review of Newport's rate design. A prehearing conference was held on February 8, 1994 at which time a schedule for pre-filing testimony was established.

     On May 20, 1994, Newport filed its Cost of Service Study (COSS) analysis of the rates of return by customer class and an alternative rate design proposal. The Division filed its recommendations with regard to cost allocation and rate design on June 23, 1994. The United States Navy filed its recommendations on June 24, 1994. On July 29, 1994 the Company filed a Stipulation and Settlement Agreement (SSA) which had been executed by the RIDPUC and TEC-RI. The parties signing the SSA agreed on certain rate class revenue changes. While the settling parties did not agree with the COSS techniques utilized by Newport, they agreed to accept the SSA rather than litigating with respect to what might be deemed appropriate study allocators and techniques. The rate class revenue changes generally reduce, although they do not eliminate inequities in the class rate of return. Newport agreed to perform a new COSS to be submitted no later than July 1, 1996. At an open meeting on October 28, 1994, the RIPUC found that the SSA is reasonable and in the best interests of the ratepayers. Rates established in compliance with the RIPUC's October 28, 1994, were effective January 1, 1995.

     On or about December 8, 1994, the United States Navy, Newport's largest customer, filed a petition for a writ of certiorari with the Rhode Island Supreme Court to review the RIPUC's decision. Briefs have not yet been filed and a decision is expected from the Court sometime in 1995. It is not possible to predict what effect, if any, the Court's decision will have in the EUA system.

     On June 27, 1994 TEC-RI petitioned the RIDPUC to investigate the propriety of "the current bundled electric rates," and what might be required to transition "... from a fully regulated to a more competitive retail electric industry". Blackstone and Newport are participants in an informal collaborative process established by the RIDPUC to address TEC-RI's petition. It is not possible to predict what effect, if any, this proceeding will have on the EUA System.

Environmental_Regulation

General:

     The Retail Subsidiaries and Montaup and other companies owning generating units from which power is obtained are subject, like other electric utilities, to environmental and land use regulations at the federal, state and local levels. The EPA, and certain state and local authorities, have jurisdiction over releases of pollutants, contaminants and hazardous substances into the environment and have broad authority in connection therewith, including the ability to require installation of pollution control devices and remedial actions. In 1994 an environmental audit program designed to ensure compliance with environmental laws and regulations and to identify and reduce liability was instituted for Montaup and the Retail Subsidiaries.

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

     The EPA, pursuant to TSCA, regulates the use, storage, and disposal of PCBs and other dielectric fluids. Because the EUA System had owned and used some electrical transformers containing PCBs, it is subject to EPA regulation under TSCA. These transformers have been either declassified or disposed of in accordance with TSCA requirements.

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

     Some states have enacted regulations to limit the strength of EMF at the edge of transmission line rights-of-way. Rhode Island has enacted a statute which authorizes and directs the Rhode Island Energy Facility Siting Board to establish rules and/or regulations governing construction of high voltage transmission lines of 69 KV or more. There is a bill pending in the Massachusetts legislature that would authorize the MDPU to examine the potential health effects of EMF. Management cannot predict the ultimate outcome of the EMF issue.

Water Regulation:

     The objective of the Federal Water Pollution Control Act is to restore and maintain the chemical, physical, and biological integrity of the nation's navigable waters. The elimination of pollutant discharges (including heat) into navigable waters is one goal aimed at achieving this objective. Another step mandated by the Federal Water Pollution Control Act was the creation of a rigorous permit program. All water discharge permits for plants in Massachusetts, including those for the Somerset and Canal plants, are issued jointly by the EPA and DEP. These same agencies also regulate certain industrial stormwater discharges.

     Standards have been established to control the dredging and filling of wetlands under the Federal Water Pollution Control Act, the Massachusetts Wetland Protection Act, and the Rhode Island Wetland Act. The EPA, the Army Corps of Engineers, RIDEM, CRMC and the DEP are pursuing a non-degradation (no loss) policy for wetlands.

     Under the Massachusetts Water Management Act, the DEP is responsible for promulgating regulations relating to water usage and conservation.

     Most of the generating units from which Montaup obtains power operate under permits which limit their effluent discharges into water and which require monitoring and, in some instances, biological studies and toxicity testing of the impact of the discharges. Such permits are issued for a period of not more than five years, at the expiration of which renewal must be sought. The permit for the Somerset plant was renewed on September 30, 1994 and expires on September 30, 1998.

     The Oil Pollution Act of 1990 (OPA-90) was passed after several major oil spills occurred in waters of the United States. The primary intent of this legislation is to mandate strong contingency plans to prevent releases of oil and to require that sufficient resources are in place and ready to respond to any release. EPA, United States Coast Guard, RIDEM, and DEP have a number of other rules in place, such as EPA's Spill Prevention, Countermeasures and Control Plan regulations, which are designed to minimize the release of oil and other substances into navigable waters and the environment.

Air Regulation:

     All fossil fuel plants from which Montaup obtains power operate under permits which limit their emissions into the air and require monitoring of the emissions. Air quality requirements adopted by state authorities in Massachusetts pursuant to the Clean Air Act impose limitations with respect to pollutants such as sulfur dioxide, oxides of nitrogen and particulate matter. Montaup's Somerset Station was permitted to burn coal which resulted in sulfur dioxide emissions not in excess of 2.42 pounds per million BTU heat release potential (approximately 1.5% sulfur content coal). The Canal Station Unit 2 is permitted to burn fuel oil which results in sulfur dioxide emissions not in excess of 2.42 pounds per million BTU heat release potential (approximately 2.2% sulfur content fuel oil) when operating at 450 MW or above and 1% sulfur content fuel oil when operating at less than 450 MW.

     The EPA has established clean air standards for certain pollutants, including standards limiting emissions from coal-fired and oil-fired generators. Congress passed amendments to the Clean Air Act in 1990 which created additional regulatory programs and generally updated and strengthened air pollution control laws. These amendments will expand the regulatory role of the EPA regarding emissions from electric generating facilities. Title IV of the Clean Air Act Amendments addresses acid deposition abatement and establishes a 2-phase utility power plant pollution control program to reduce emissions of sulfur dioxide and oxides of nitrogen. The first phase begins in 1995 and affects approximately 261 large units in 21 eastern and midwestern states. Phase II, which begins in the year 2000, tightens the emission limits imposed on these larger plants and also sets restrictions on smaller, cleaner plants fired by coal, oil and gas. Montaup's Somerset Station is classified as a Phase II facility with a compliance deadline by the end of 1999. The control program establishes a national cap of 8.90 million tons per year for sulfur dioxide emissions. Beginning in the year 2000, the EPA will issue 8.90 million sulfur dioxide allowances to utilities annually. The sulfur allowance program will not affect Montaup's Somerset Station until January 1, 2000.

     Massachusetts DEP regulations establish a statewide cap on sulfur dioxide emissions and require Montaup's facilities to meet an average emission rate of
1.2 pounds of sulfur dioxide per million BTU of fuel input by the end of 1994. Under federal standards, Montaup would not be required to meet this sulfur dioxide emission level until the year 2000 as a result of Title IV of the Clean Air Act. However, Massachusetts DEP regulations require compliance five years earlier. As required by state regulations, Montaup submitted and received approval of a plan detailing how it would meet the 1995 sulfur dioxide standard. Montaup is achieving compliance by substituting lower sulfur content fuels. Tests at Montaup's Somerset Station indicated that Unit #6 would be able to utilize lower sulfur content coal than had been burned to meet the 1995 air standards with only a minimal capital investment. Montaup determined that it would not be economical to repair Unit #5 of the Somerset Station and has placed it in deactivated reserve (see Item 2. PROPERTIES).

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

     In April 1992, NESCAUM, an environmental advisory group for eight Northeast states including Massachusetts and Rhode Island issued recommendations for oxides of nitrogen controls for existing utility boilers required to meet the ozone non-attainment requirements of the Clean Air Act Amendments. The NESCAUM recommendations are more restrictive than EPA's requirements. The DEP has amended its regulations to require that Reasonably Available Control Technology (RACT) be implemented at all stationary sources potentially emitting 50 tons per year or more of oxides of nitrogen. Rhode Island has also issued similar regulations requiring that RACT be implemented at all stationary sources potentially emitting 50 tons or more per year of nitrogen oxides. Montaup has initiated compliance through, among other things, selective, noncatalytic reduction processes.

     Title V of the Clean Air Act Amendments provides EPA with broad new permitting authority, with the goal of having states begin to issue federally enforceable operating permits by 1995 which will outline limits and conditions necessary to comply with all applicable air requirements. The Clear Air Act Amendments' permitting program will be phased in over a couple of years. Although individual sources will be required to pay fees to the various states which will administer the program, the impact of these requirements is not expected to have a material financial impact on EUA.

Environmental Regulation of Nuclear Power

     The NRC has promulgated a variety of standards to protect the public from radiological pollution caused by the normal operation of nuclear generating facilities. For example, the NRC requires licensed facilities to develop plans to respond to unexpected developments.

     In some environmental areas the NRC and the EPA have overlapping jurisdiction. Thus, NRC regulations are subject to all conditions imposed by the EPA and a variety of federal environmental statutes, including obtaining permits for the discharge of pollutants (including heat) into the nation's navigable waters. In addition, the EPA has established standards, and is in the process of reviewing existing standards, for certain toxic air pollutants, including radionuclides, under the Clean Air Act Amendments which apply to NRC-licensed facilities. The effective date for the new radionuclide standards has been stayed as to nuclear generating units. The EPA has also promulgated environmental radiation protection standards for nuclear power plants. These standards regulate the doses of radiation received by the general public.

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

Energy Policy

     The Energy Policy Act deals with many aspects of national energy policy and includes important changes for electric utilities and registered holding companies. It is not possible to predict the impact that the Energy Act and the rules and regulations which will be promulgated by various regulatory agencies pursuant to the Energy Act will have on the EUA System. Certain provisions of the Energy Act will increase competition in the generation of electricity, while other provisions will open up new investment opportunities for registered holding companies. Certain provisions of the Energy Act are intended to encourage conservation of electricity while other provisions may create additional demand for electricity.

     The Energy Policy Act encourages investments in certain types of energy conversion and energy efficient equipment and requires the federal government to undertake major new conservation projects. On the other hand, by encouraging the development of electric motor vehicles, the Energy Act may create additional demand for electricity.

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

Item 2.                             PROPERTIES

Power_Supply

     Montaup supplies the EUA System with nearly 100% of its electric requirements. Newport became an all-requirements customer of Montaup on May 21, 1994, the implementation date of Montaup's wholesale rate reduction. At the same time, Montaup assumed all of Newport's power contracts and began leasing all of Newport's generation facilities and a portion of Newport's transmission facilities. In 1994, the EUA System's wholly owned generating units referred to in the following table consisted of Montaup's was jet-fueled peaking units (Somerset Jet 1 and Jet 2) and Somerset 6 which was converted from oil to coal in 1983, Blackstone's Pawtucket Hydro, which was repowered in 1985 and Newport's diesel peaking units (Jepson in Jamestown and Eldred in Portsmouth) which supply the EUA System with 8 MW and 8.25 MW, respectively. With the exception of Somerset's Jet 1 and Jet 2, Montaup has not significantly increased its wholly owned generating units since 1959. The EUA System has found it more economically beneficial to join with other utilities in the joint ownership of large generating units and in long-term purchase contracts, and to supplement these sources with short-term purchases as required. EUA believes that spreading the EUA System's sources of electricity among a number of plants should improve the reliability of its power supply and limit the financial exposure relating to construction and potentially prolonged outages of a generating unit.

     In January 1994 Montaup determined that it would not be economically feasible to bring 42-year old, coal-fired, Somerset Station Unit 5 generating unit into compliance with the Clean Air Act Amendments. The unit was placed in cold storage and its net investment, $5.4 million, was transferred to electric plant held for future use pending final determination by Montaup of its usefulness. Under terms of the settlement agreement entered into by Montaup and the intervenors in Montaup's 1994 rate decrease application and filed with FERC, Montaup continues to earn a return on the net investment of the unit. Current forecasts indicate that the combination of company owned generation, current long-term purchased power contracts, expected short-term power opportunities, and the System's C&LM programs, should meet EUA System capacity requirements through the year 1999.

     Montaup recovered approximately $14.2 million through rates in 1994 for C&LM programs. C&LM is designed to (i) decrease existing energy demand and
(ii) offset future load growth through conservation incentives, thereby minimizing future need for large capital investment in generating facilities.

     The all-time peak EUA System demand was approximately 921 MW experienced on July 21, 1994.


                                       EUA SYSTEM CAPABILITY
                         GENERATING UNITS IN SERVICE AS OF DECEMBER 31, 1994

                                                                    GROSS           WINTER   GROSS                NET
   IN                                                               SYSTEM          CLAIMED  SYSTEM     UNIT   SYSTEM
SERVICE                                                             SHARE           CAPAB     SHARE     SALES   SHARE
  DATE       UNIT NAME         FUEL TYPE   OWNER/OPERATOR              %               MW       MW       MW      MW
100% OWNERSHIP:
   1959      SOMERSET 6        COAL        MONTAUP ELECTRIC CO.      100.00           105.50  105.50    0.00  105.50
   1970      SOMERSET J1       JET OIL     MONTAUP ELECTRIC CO.      100.00            23.50   23.50    0.00   23.50
   1971      SOMERSET J2       JET OIL     MONTAUP ELECTRIC CO.      100.00            23.00   23.00    0.00   23.00
   1985      PAWTUCKET HYDRO   HYDRO       BLACKSTONE VALLEY ELEC.   100.00             1.24    1.24    0.00    1.24
   1961      JEPSON            DIESEL      NEWPORT ELECTRIC CORP.    100.00             8.00    8.00    0.00    8.00
   1978      ELDRED            DIESEL      NEWPORT ELECTRIC CORP.    100.00             8.25    8.25    0.00    8.25
                                                                  SUBTOTAL:                   169.49    0.00  169.49

JOINT OWNERSHIP:
   1976      CANAL 2           NO. 6 OIL   CANAL ELECTRIC COMPANY     50.00           584.00  292.00   85.00  207.00
   1978      WYMAN 4 (YAR 4)   NO. 6 OIL   CENTRAL MAINE POWER CO.     2.63 <F1>      619.25   16.28    0.00   16.28
   1986      MILLSTONE 3       NUCLEAR     NORTHEAST UTILITIES         4.01          1145.70   45.93    0.00   45.93
   1990      SEABROOK          NUCLEAR     NORTH ATLANTIC ENERGY CORP  2.90          1150.00   33.35    0.00   33.35

                                                                  SUBTOTAL:                   387.56   85.00  302.56

EQUITY OWNERSHIP:
   1968      CONN. YANKEE      NUCLEAR     CONN. YANKEE ATOMIC POWER   4.50           583.20   26.24    0.00   26.24
   1972      MAINE YANKEE      NUCLEAR     MAINE YANKEE ATOMIC POWER   3.59           880.00   31.61    0.00   31.61
   1972      VERMONT YANKEE    NUCLEAR     VT. YANKEE NUCLEAR POWER    2.25           521.83   11.74    0.00   11.74

                                                                  SUBTOTAL:                    69.60    0.00   69.60

PURCHASED POWER:
   1968      CANAL1            NO. 6 OIL   CANAL ELECTRIC COMPANY     25.00 <F2>      560.00  140.00    0.00  140.00
   1972      PILGRIM 1         NUCLEAR     BOSTON EDISON COMPANY      11.00 <F2>      668.97   73.59    0.00   73.59
   1977      POTTER 2          GAS/OIL     BRAINTREE ELEC. LIGHT DEPT 41.67 <F2>       96.00   40.00    0.00   40.00
   1975      CLEARY 9          GAS/OIL     TAUNTON MUNIC. LIGHTING    13.64 <F2>      110.00   15.00    0.00   15.00
   1982      STONY BROOK 2A    NO.2 OIL    MASS. MUNIC. WHOLESALE CO. 32.35 <F3>       85.00   27.50    0.00   27.50
   1986      STONY BROOK 2B    NO.2 OIL    MASS. MUNIC. WHOLESALE CO. 32.35 <F3>       85.00   27.50    0.00   27.50
   1984      MCNEIL            WOOD        VERMONT ELECTRIC POWER     15.24 <F4>       53.00    8.08    0.00    8.08
   1978      WYMAN 4           NO. 6 OIL   CENTRAL MAINE POWER         0.81 <F3><F4>  619.25    5.00    0.00    5.00
   1972      SALEM HBR 4       NO. 6 OIL   NEW ENGLAND POWER           1.16 <F3><F4>  430.00    5.00    0.00    5.00
   1974      BRAYTON 4         NO. 6 OIL   NEW ENGLAND POWER           1.13 <F3><F4>  441.00    5.00    0.00    5.00
   1990      OSP 1             GAS         OCEAN STATE POWER          28.00 <F5>      287.00   80.36    0.00   80.36
   1991      OSP 2             GAS         OCEAN STATE POWER          28.00 <F5>      287.00   80.36    0.00   80.36
   1991      NEA               GAS         NORTHEAST ENERGY ASSOC.     8.62           334.38   28.83    0.00   28.83

                                                                  SUBTOTAL:                   536.21    0.00  536.21


   1991      HYDRO QUEBEC I&II HYDRO       HQ / NEPOOL                 4.06 <F6>     1215.00   49.31    0.00   49.31

                                                                  SUBTOTAL:                    49.31    0.00   49.31



                               TOTAL GROSS SYSTEM CAPABILITY (MW) --------------------------1,217.17

                                         LESS:  UNIT CONTRACT SALES (MW) ------------------------------85.00

                                           TOTAL NET SYSTEM CAPABILITY (MW) --------------------------------1,127.17


<F1> REPRESENTS MONTAUP JOINT OWNERSHIP SHARE OF 1.9618% AND NEWPORT JOINT OWNERSHIP OF .6666%.
<F2> "LIFE OF UNIT" PURCHASE CONTRACT.
<F3> CONTRACT EXPIRES 10/31/95.
<F4> PURCHASED POWER CONTRACTS OF NEWPORT ASSUMED BY MONTAUP AS OF MAY 21, 1994.
<F5> FOR EACH UNIT, MONTAUP IS A POWER PURCHASER WITH 22% ENTITLEMENT AND NEWPORT IS A POWER
     PURCHASER WITH 6% ENTITLEMENT.  MONTAUP ASSUMED NEWPORT'S ENTITLEMENT AS OF MAY 21, 1994
     (EUA OCEAN STATE HOLDS A 29.9% EQUITY INTEREST IN OCEAN STATE POWER PARTNERSHIP.)
<F6> ENTITLEMENT % IS WEIGHTED AVERAGE OF PHASE I & II SHARES (40% PHASE I (4.01987%); 60% PHASE II (4.0842%)).

     Montaup's participation in generating units of which it is not the sole owner takes various forms including stock (equity) ownership, joint ownership and purchase contracts. In most cases (other than short-term purchased power contracts) the purchaser is required to pay its share (i.e., the same percentage as the percentage of its entitlement to the output) of all of the costs of the generating unit (whether or not the unit is operating) including fixed costs, operating costs, costs of additional construction or modification, costs associated with condemnation, shutdown, retirement, or decommissioning of the unit, and certain transmission charges. Under its contracts with Maine Yankee, Connecticut Yankee Atomic Power Company, Vermont Yankee Nuclear Power Corporation and Yankee Atomic and, under its agreements relating to Phase II of the interconnection with Hydro-Quebec, Montaup may be called upon to provide additional capital and/or other types of direct or indirect financial support. (See Item 1. BUSINESS -- Yankee Atomic.)

Other_Property

     The EUA System owns approximately 4,700 miles of transmission and distribution lines and approximately 104 substations located in the cities and towns served.

     In addition to the above, the Retail Subsidiaries, Montaup, and EUA Service also own several buildings which house distribution, maintenance or general office personnel. See Note E of Notes to Consolidated Financial Statements contained in the Registrant's Annual Report to Shareholders for the year ended December 31, 1994, (Exhibit 13-1.03 filed herewith) regarding encumbrances.

Item 3.       LEGAL PROCEEDINGS

Rate_Proceeding

     See descriptions of proceedings under Item 1, BUSINESS -- Rates.

Environmental_Proceedings

     1. In March 1985, Blackstone was notified by the DEQE, which is now the DEP, that it had been identified, along with other parties, as a potentially responsible party under Massachusetts law for a condition of soil and ground water contamination in Lowell, Massachusetts. The site in question was occupied by a scrap metal reclamation facility which received transformers and other electrical equipment from utility companies and others from the early 1960s until 1984. Among the contaminants apparently released at the site were PCBs. The potentially responsible parties (PRPs), including Blackstone, performed site studies and proposed a remedial action plan, which was approved by the DEQE several years ago. Since that time, the PRPs have negotiated over access, taxes and similar issues with the site owner and other parties. The remedial option selected but not yet completed is a process of solidification; however, a risk assessment that may now be required could lead the PRPs to choose capping as the remedial option. The cost of implementing either remedy could vary from $250,000 for capping to $600,000 for solidification. Blackstone is alleged to be the fifth ranked generator out of approximately twenty potentially responsible parties. However, Blackstone's estimated 2% share allocation is considerably less than the shares of the four largest contributors at the site. As a result, Blackstone expects to be offered a de minimis party buyout settlement from the major members of the site PRPs in the near future.

     2. On July 14, 1987, the Commonwealth of Massachusetts (the Commonwealth) on behalf of the DEP filed a cost recovery action pursuant to CERCLA and Mass. Gen. Laws Chapter 21E against Blackstone in the United States District Court of Boston. The Complaint seeks $2.2 million in costs incurred by DEP in the cleanup of an alleged coal gasification waste site at Mendon Road in Attleboro, Massachusetts. In October 1987, without admitting liability, Blackstone entered into an administrative Consent Order with DEP regarding the Mendon Road site and another alleged coal gasification site discovered by the DEP approximately 1/4 mile away known as the Lawn/Knoll site in Attleboro. Blackstone agreed to perform preliminary assessments at both sites in order to determine what remediation, if any, was necessary at the site. In 1988, Blackstone submitted Phase II testing results for the Lawn/Knoll site to the DEP for review and approval, but Blackstone has not received a response or DEP authorization to proceed with further studies or remedial action. On May 26, 1993, the DEP requested Blackstone to submit additional Phase I testing for the Mendon Road site which was completed and sent to the DEP on December 20, 1993. Phase II was initiated in November 1994 and field-work should begin in the Spring of 1995. Meanwhile, Blackstone has contested the DEP's cost recovery action, arguing, inter alia, that the waste removed from the Mendon Road site was not "hazardous" within the meaning of CERCLA or Mass. Gen. Laws Chapter 21E and the DEP's cleanup actions were inconsistent with the National Contingency Plan (NCP). On November 25, 1991 the Court held that the waste was "hazardous" within the meaning of both statutes and on December 20, 1992, the Court held Blackstone and a co-defendant, the Courtois Sand & Gravel Co. (Courtois) liable for an undetermined amount of cleanup costs. The Court remanded the case to the DEP to supplement the administrative record with Blackstone's oral and written comments concerning the cleanup. On March 19, 1993, Blackstone made an oral presentation to the DEP and on April 19, 1993, Blackstone submitted written comments. On December 13, 1994, the United States District Court for the District of Massachusetts issued a judgment against Blackstone finding Blackstone liable to the Commonwealth for the full amount of response costs incurred by the Commonwealth in the cleanup of the Mendon Road site. The judgment also found Blackstone liable for interest and litigation expenses calculated to the date of judgment. The total liability at December 31, 1994 is approximately $5.9 million, including approximately $3.6 million in interest which has accumulated since 1985.

     Blackstone filed a Notice of Appeal of the court's judgment and filed its brief with the First Circuit Court of Appeals on February 24, 1995.

     On January 20, 1995, Blackstone entered into an escrow agreement with the Commonwealth whereby Blackstone deposited $5.9 million with an escrow agent who transferred the funds into an interest bearing money market account. The distribution of the proceeds of the escrow account will be determined upon the final resolution of the judgment. No additional interest expense will accrue on the judgment amount.

     On January 28, 1994, Blackstone filed a Complaint in the United States District Court in Boston seeking, among other relief, contribution and reimbursement from Stone & Webster Inc., of New York City and several of its affiliated companies (Stone & Webster), and Valley Gas Company of Cumberland, Rhode Island (Valley) for any damages incurred by Blackstone regarding the Mendon Road site. In addition, Blackstone has notified certain liability insurers and has filed claims with respect to the Mendon Road site. Blackstone's Complaint also seeks a declaratory judgment that Stone & Webster and Valley owned and/or operated a coal gasification plant on Tidewater Street in Pawtucket (the Tidewater Plant) where the coal gasification waste allegedly was generated, and that they individually or collectively arranged for the disposal of such waste. The United States District Court has denied motions to dismiss the complaint filed by Stone & Webster and Valley in 1994.

     3. On October 28, 1986, RIDEM notified Blackstone that there may have been a release of hazardous material at the Tidewater Plant site in Pawtucket, Rhode Island. The site was placed on EPA's CERCLA list in 1987. The site includes the Tidewater Plant owned by Valley Gas Company (approximately 10 acres), the No. 1 Station owned by Blackstone (approximately 10 acres), and land formerly owned by Blackstone that was sold in 1968 to the City of Pawtucket (approximately 10 acres). RIDEM told Blackstone that the site contained cyanide-contaminated wastes and petroleum-contaminated soils due to tanks formerly located at the site. In December, 1990, after obtaining approval from RIDEM, Blackstone removed approximately 1,000 tons of soil from the site. On September 3, 1991, RIDEM initiated a site investigation which constitutes the second step in a site screening and assessment process established by the EPA to determine whether the site should be listed as a Superfund site. On February 3, 1993, RIDEM notified Blackstone that it required further assessment and evaluation of site conditions to determine if the site qualifies for review pursuant to the Hazardous Ranking System. The EPA is planning to review the site to determine whether a further investigation and a hazard ranking should be performed. As previously discussed in item 2 above, on January 28, 1994, Blackstone filed a Complaint (previously mentioned in paragraph 2) in the United States District Court for the District of Massachusetts seeking, inter alia, a declaratory judgment that Stone & Webster and Valley are responsible for owning and/or operating the Tidewater Plant and disposing and/or arranging for the disposal of coal gasification wastes at the Tidewater Plant site.

     4. Montaup and EUA Service received a Notice of Responsibility on July 27, 1987, from the DEP for suspected hazardous material at a site owned by Montaup on Hortonville Road in Swansea, Massachusetts. EUA Service has contracted for and received an environmental site assessment for the property identifying the previous property owner as the party likely responsible for the deposit of suspected hazardous waste materials on the site. This assessment has been submitted to the DEP, identifying the previous property owner. Under new MCP regulations, Montaup must take the initiative to complete investigative and remedial actions by August 1997.

     5. Blackstone received a notice from the EPA dated July 29, 1988, stating that Blackstone is potentially liable for the alleged disposal of hazardous waste on a hazardous waste site in North Smithfield, Rhode Island. The EPA has conducted a remedial investigation and a feasibility study for this site and is seeking participation in clean-up activities. Individually and as a member of a group of approximately 80 PRPs, Blackstone has conducted negotiations with the EPA concerning settlement and concerning the need to grant access and use rights over land owned by Blackstone that is adjacent to the waste site. In September 1990, however, the EPA served a number of parties (not including Blackstone) with unilateral administrative orders to compel such parties to carry out remedial activities at the site. Separate settlement negotiations among Blackstone, the EPA and the parties that are subject to the administrative orders resulted in a settlement agreement between Blackstone and certain major generators of materials at the site, effective as of March 1, 1991. The parties (not including the EPA) have indemnified Blackstone against liabilities and actions associated with the site in return for a settlement payment and Blackstone's agreement to convey to the parties an easement and access agreement over land adjacent to the site to facilitate site remediation. Negotiations between Blackstone and those parties over certain terms of the easement and access agreement were conducted in June 1994 at which time Blackstone and representatives of those parties executed an "Easement, Access Agreement, Covenants and Restrictions." Construction work necessary to carry out the site remediation plan, both at the site and on the site adjacent to the Blackstone property began in 1994 and is ongoing in 1995. Insurance recovery of any funds paid by Blackstone appears unlikely without legal proceedings to determine insurance coverage issues.

     6. During March-April 1990, Eastern Edison conducted a limited environmental investigation (Phase I study) of a portion of its Dupont Substation in Brockton, Massachusetts. During the investigation, Eastern Edison notified the DEP that it had encountered oils and PCBs. On May 3, 1990, the DEP notified Eastern Edison of its liability for releases of oil and/or hazardous materials at the site, and requested a copy of the Phase I study. Following its review of the Phase I study on January 23, 1991, the DEP issued a Notice of Responsibility to Eastern Edison requiring a Phase II - Comprehensive Site Investigation. A scope of work for the Phase II study was submitted on April 12, 1991. Eastern Edison will proceed once the DEP approves the scope of the work. The DEP has classified this site under the new MCP. Eastern Edison is proceeding with a Phase II study and a site ranking may be required by July 1995.

     Blackstone, Eastern Edison, Montaup and EUA Service are unable to predict the outcome of any of the foregoing environmental matters or to estimate the potential costs which may ultimately result. It is the policy of these companies in such cases to provide notice to liability insurers and to make claims. However, it is not possible at this time to predict whether liability, if any, will be assumed by, or can be enforced against, the insurance carrier in these matters. Under CERCLA, each responsible party can be held "jointly and severally" liable for clean-up costs. EUA or a subsidiary could thus be held fully liable for environmental damages for which they were only partially responsible. However, EUA might then be entitled to recover costs from other PRPs.

     As of December 31, 1994, the EUA System has incurred costs of approxi mately $3.5 million (excluding the Mendon Road judgment) in connection with the foregoing environmental matters, substantially all of which relate to Blackstone. EUA estimates that additional expenditures (excluding the Mendon Road judgment) may be incurred through 1996 up to $5.6 million of which approximately $4.8 million relate to Blackstone.

     As a general matter, the EUA System will seek to recover costs relating to environmental proceedings in their rates. Blackstone applied for, and received authority to recover in rates certain of its incurred costs over a five-year period. Montaup is currently recovering certain of its incurred costs in its rates. Estimated amounts after 1996 are not now determinable since site studies which are the basis of these estimates have not been completed. As a result of the recoverability in current rates and the uncertainty regarding both its estimated liability, as well as potential contributions from insurance carriers and other responsible parties, EUA does not believe that the ultimate impact of the environmental costs will be material to the financial position of the EUA System or to any individual subsidiary and thus, no loss provision is required at this time.

Shareholder Proceeding

     On January 20, 1995, EUA and a former shareholder of EUA, which on February 11, 1992 had filed suit against EUA and three officers of EUA in the Federal District Court of Massachusetts, filed a voluntary dismissal of the suit with the court following the fulfillment of the terms of a settlement agreement among EUA, the one officer remaining as a defendant in the action and the former shareholder. The dismissal prevents the former shareholder from suing EUA again on any claim asserted in the suit.

     EUA and the officer continue to deny any and all allegations of wrongdoing asserted by the former shareholder but determined it to be in their best interests to settle the suit. Under the provisions of the Settlement Agreement, the settlement terms are to remain confidential. The Settlement Agreement will not have an adverse impact on EUA's current earnings due to reserves that EUA had previously established. In the suit the former shareholder alleged fraudulent and negligent misrepresentations and violations of Rule 10b-5 under the Securities Exchange Act of 1934 in connection with statements made regarding the business and prospects of EUA's former subsidiary, EUA Power and the portion of EUA's earnings attributable to allowance for funds used during construction (AFUDC) from EUA Power.

Other_Proceedings:

     In December 1992, Montaup commenced a declaratory judgment action in which it sought to have the Massachusetts Superior Court determine its rights under the Power Purchase Agreement between it and Aquidneck Power Limited Partnership (Aquidneck). Montaup sought a declaration that the Power Purchase Agreement was binding on the parties according to its terms. Aquidneck asserted that Montaup had either an expressed or implied obligation to negotiate new terms and conditions to the Power Purchase Agreement.

     In January 1994, a counterclaim by Aquidneck claimed certain breaches of the Power Purchase Agreement, including an alleged failure on the part of Montaup to renegotiate the terms and conditions of the Power Purchase Agreement relating to the first milestone event. Also in January 1994, Aquidneck sought to join EUA and EUA Service as parties to the suit.

     The Court has scheduled a hearing in April, 1995 on Montaup's motion for default judgment. In addition, Montaup intends to file a motion for summary judgment.

     Montaup, EUA and EUA Service intend to defend the counterclaim vigorously and believe that Aquidneck's claims have no basis in law.

     On June 30, 1987, the MDPU commenced a proceeding for the purpose of inves tigating Eastern Edison's power planning process after rejecting a proposed Purchased Capacity Adjustment Clause. One of the purposes of this proceeding is to investigate the prudency of Eastern Edison's all-requirements contract with Montaup. No procedural dates have been set nor has any other activity occurred in this docket. EUA cannot predict the outcome of this matter at this time.

     On January 8, 1992, the Massachusetts Municipal Wholesale Electric Cooperative and its member municipalities, all of which are members of NEPOOL, filed a suit in Massachusetts Superior Court against the investor-owned utilities that are also members of NEPOOL. The suit alleges damages by NEPOOL's establishment of minimum size requirements for generating units designated as pool-planned generating units. The suit names as defendants members of NEPOOL, including Blackstone, Eastern Edison, Montaup and Newport (NEPOOL members of the EUA System). The FERC initiated an action when the EUA subsidiaries and other participants filed an amendment to the NEPOOL Agreement with the FERC that concerns many of the issues raised in the Massachusetts litigation. The plaintiffs in the Massachusetts litigation, and one other participant have objected to the amendment, and have sought to prevent or delay its effectiveness. Extended settlement discussions have resulted in a settlement signed by substantially all of the parties and intervenors in both actions. The settlement, if fully implemented, will result in (i) a withdrawal of the amendment to the NEPOOL Agreement, (ii) a termination and of the FERC proceeding, and (iii) after the FERC action is terminated and no longer subject to appeal, the withdrawal by the settling plaintiffs of their Superior Court complaint. The necessary papers were filed to withdraw the NEPOOL amendment and terminate the FERC proceeding. That withdrawal and termination was contested by three intervenors in the FERC proceeding. On February 10, 1995, FERC issued an order accepting a notice of cancellation of the NEPOOL amendment, effective September 12, 1994. If the settlement agreement is fully implemented, the Superior Court action will be required to be dismissed as to all but one non-settling plaintiff. Management cannot predict the ultimate outcome of this proceeding at this time.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.


                        EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions of all of the executive officers of EUA as of March 17, 1995, are listed below along with their business experience during the past five years. Officers are elected annually by the Trustees at the meeting of Trustees next following the annual meeting of shareholders. The 1995 Annual Meeting of Shareholders is scheduled to be held on May 15, 1995. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

   Name,_Age_and_Position           Business_Experience_During_Past_5_Years

Richard M. Burns, 57              Comptroller since 1976, Assistant Secretary
 Comptroller (1)                    since 1978, and Assistant Treasurer since
                                    April 1986.  Chief Accounting Officer of
                                    EUA.

Arthur A. Hatch, 64               Executive Vice President since January 1990;
 Executive Vice President (2)       responsible for power supply, purchasing
                                    management, engineering and operations of the transmission and distribution facili ties of the EUA System.

Clifford J. Hebert, Jr., 47       Treasurer since April 1986.  Responsible for
 Treasurer (3)                      financial and treasury activities of the
                                    EUA System.

William F. O'Connor, 55           Secretary since 1971; responsible for corpo-
 Secretary (4)                      rate affairs and human resources activi
                                    ties of the EUA System.

Donald G. Pardus, 54              Chairman since July 1990; Chief Executive
 Chairman of the Board,             Officer since April 1989; President from
 Chief Executive Officer            December 1985 through June 1990; responsi-
 Trustee (5)                        ble for the overall management of the EUA
                                    System.

Robert G. Powderly, 47            Executive Vice President since April 1992;
 Executive Vice President (6)       President of Newport Electric Corporation
                                    from March 1990 to April 1992; prior to
                                    that, he had been a Vice President of EUA
                                    Service since April 1986; responsible for corporate communications, customer ser vice, information systems and rate activi ties of the EUA System.

John R. Stevens, 54               President since July 1990; Chief Operating
 President, Chief Operating         Officer since January 1990; Senior Execu-
 Officer and Trustee (7)            tive Vice President from January 1990 to
                                    July 1990; responsible for retail opera
                                    tions and new ventures of the EUA System.

________________
(1) Vice President, Comptroller, Assistant Treasurer, Assistant Clerk/Secretary and Director of EUA Service; Vice President, Assistant Treasurer and Assistant Clerk/Secretary of Eastern Edison and Blackstone; Comptroller, Assistant Treasurer and Director of EUA Cogenex; Vice President, Assistant Treasurer, Assistant Clerk and Director of Montaup and EUA Energy; Assistant Treasurer of EUA Ocean State; Vice President and Assistant Treasurer of Newport; Director and Assistant Treasurer, EUA Transcapacity Vice President and Comptroller NEM and EUA Cogenex Cogenex - Canada.
(2) Executive Vice President and Director of Blackstone, Eastern Edison, EUA Cogenex, EUA Energy, EUA Ocean State, EUA Transcapacity, EUA Service, Montaup and Newport.
(3) Treasurer of Blackstone, Eastern Edison, EUA Transcapacity, Inc., EUA Energy, EUA Ocean State, Montaup, EUA Service, EUA Transcapacity Newport and NEM; Treasurer and Assistant Clerk/Secretary of EUA Cogenex and EUA Cogenex - Canada.
(4) Vice President, Clerk, Secretary and Director of EUA Service; Secretary/Clerk of Blackstone, Eastern Edison, EUA Ocean State, EUA Transcapacity, NEM, EUA Cogenex - Canada and Newport; Clerk and Director of EUA Cogenex, EUA Energy and Montaup.
(5) Chairman and Director of Blackstone, Eastern Edison, EUA Cogenex, EUA Energy, EUA Ocean State, EUA Transcapacity, EUA Service, Montaup, NEM, and Newport; Chairman of EUA Cogenex-Canada.
(6) Executive Vice President and Director of Blackstone, Eastern Edison, EUA Cogenex-Canada, EUA Energy, EUA Ocean State, EUA Service, EUA Transcapacity, Montaup and Newport.
(7) Vice Chairman and Director of Blackstone, Eastern Edison, EUA Cogenex, EUA Cogenex-Canada, NEM and Newport; President and Director of EUA Energy, EUA Ocean State, Montaup, EUA Transcapacity and EUA Service.


     Except as described below, there have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.

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

     Messrs. Burns, Hatch, Hebert, O'Connor, Pardus and Stevens, were officers or directors of EUA Power since its formation in 1986, resigned their positions effective December 30, 1992, with the exception of Mr. Stevens who resigned as the sole officer and director of Great Bay Power on November 22, 1994.

                                     PART_II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information set forth under the caption Quarterly Financial and Common Share Information included in the Registrant's Annual Report to Shareholders for the year ended December 31, 1994, (Exhibit 13-1.03 filed herewith) is incorporated herein by reference.

     The closing price of the Registrant's Common Shares as reported by the Wall Street Journal on March 20, 1995, was $23.625.


Item 6.  SELECTED FINANCIAL DATA

     The information set forth under the caption Selected Consolidated Financial Data included in the Registrant's Annual Report to Shareholders for the year ended December 31, 1994, (Exhibit 13-1.03 filed herewith) is incorporated herein by reference.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

     The statements and information set forth under the caption Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Registrant's Annual Report to Shareholders for the year ended December 31, 1994, (Exhibit 13-1.03 filed herewith) are incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of the Registrant and its subsidiaries, included in the Registrant's Annual Report To Shareholders for the year ended December 31, 1994, (Exhibit 13-1.03 filed herewith) are incorporated herein by reference:

     Consolidated Statement of Income for the three years in the period ended December 31, 1994.
     Consolidated Statement of Retained Earnings for the three years in the period ended December 31, 1994.
     Consolidated Statement of Cash Flows for the three years in the period ended December 31, 1994.
     Consolidated Balance Sheet at December 31, 1994 and 1993.
     Consolidated Statement of Equity Capital and Preferred Stock at December 31, 1994 and 1993.
     Consolidated Statement of Indebtedness at December 31, 1994 and 1993. Notes to Consolidated Financial Statements at December 31, 1994, 1993, and 1992.
     Report of Independent Accountants, dated March 2, 1995.

     The statements and information set forth under the captions Quarterly Financial and Common Share Information included in the Registrant's Annual Report to Shareholders for the year ended December 31, 1994 (Exhibit 13-1.03 filed herewith) are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS ON WITH ACCOUNTANT ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                   PART_III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning trustees and executive officers set forth under the caption "ELECTION OF TRUSTEES AND OWNERSHIP OF COMMON SHARES" in the Registrant's definitive Proxy Statement to be mailed to shareholders in connection with the shareholders' annual meeting to be held on May 15, 1995, and filed with the SEC is incorporated herein by reference. See also "Executive Officers Of The Registrant" following Item 4 herein.

Item 11.  EXECUTIVE COMPENSATION

     The information concerning executive compensation set forth under the caption "COMPENSATION AND OTHER COMPENSATION" in the Registrant's definitive Proxy Statement to be mailed to shareholders in connection with the shareholders' annual meeting to be held on May 15, 1995 and filed with the SEC is incorporated herein by reference with the exception of the Report of the Compensation and Nominating Committee on Compensation of Executive Officers and accompanying Corporate Performance Graph that appears therein and which are specifically not incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The statements concerning security ownership of certain beneficial owners and management set forth under the caption "ELECTION OF TRUSTEES AND OWNERSHIP OF COMMON SHARES" in the Registrant's definitive Proxy Statement to be mailed to shareholders in connection with the shareholders' annual meeting to be held on May 15, 1995 and filed with the SEC are incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.

                                    PART_IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements

     The response to this portion of Item 14 is set forth under Item 8.

  (a)(2) Financial Statement Schedules

     The following additional consolidated financial statement schedules filed herewith should be considered in conjunction with the financial statements in the Registrant's Annual Report to Shareholders for the year ended December 31, 1994 (Exhibit 13-1.03 filed herewith):

     1.  Financial Statement Schedules:

     Schedule II  - Valuation and Qualifying Accounts for the three years ended December 31, 1994.

     2. Report of Independent Accountants (Coopers & Lybrand, L.L.P.) for 1994, 1993, and 1992 included in the Registrant's Annual Report to Shareholders for the year ended December 31, 1994 (Exhibit 13-1.03 filed herewith).

  (a)(3) Exhibits (*denotes filed herewith).

     Articles of Incorporation and By-Laws:

                                    -EUA-

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

                             - Eastern Edison -

 3-1.08 - Form of Restated and Amended Articles of Organization (filed as Exhibit B-1 to Form U5S of EUA for 1993).

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

 4-11.08 - Tenth Supplemental Indenture dated as of October 1, 1975 of Eastern Edison (Exhibit C to Certificate of Notification, File No. 70-5719).

 4-12.08 - Eleventh Supplemental Indenture dated as of January 1, 1979 of Eastern Edison (Exhibit 5-24, Registration No. 2-65785).

 4-13.08 - Twelfth Supplemental Indenture dated as of October 1, 1980 of Eastern Edison (Exhibit F to Certificate of Notification, File No. 70-6463).

 4-14.08 - Thirteenth Supplemental Indenture dated as of July 1, 1981 of Eastern Edison (Exhibit C to Certificate of Notification, File No. 70-6608).

 4-15.08 - Fourteenth Supplemental Indenture dated as of June 1, 1982 of Eastern Edison (Exhibit C to Certificate of Notification, File No. 70-6737).

 4-16.08 - Fifteenth Supplemental Indenture dated as of August 1, 1983 of Eastern Edison (Exhibit F to Certificate of Notification, File No. 70-6851).

 4-17.08 - Sixteenth Supplemental Indenture dated as of September 1, 1984 of Eastern Edison (Exhibit 4-31, Form 10-K of EUA for 1984,
           File No. 1-5366).

 4-18.08 - Seventeenth Supplemental Indenture dated as of July 1, 1986 of Eastern Edison (Exhibit F to Certificate of Notification, File No. 70-7254).

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

 4-26.08 - Form of Eastern Edison Medium Term Note (Exhibit 4-36, Form 10-K of Eastern Edison for 1990, File No. 0-8480).

 4-27.08 - Twenty-Fourth Supplemental Indenture dated as of May 1, 1993 (filed as Exhibit C-33 to Form U5S of EUA for 1993).

 4-28.08 - Twenty-Fifth Supplemental Indenture of Eastern Edison dated as of July 1, 1993 (filed as Exhibit C-34 to Form U5S of EUA for
           1993).

 4-29.08   -  Twenty-Sixth Supplemental Indenture of Eastern Edison dated as of September 1, 1993 (Exhibit 4-29.08, Form 10-K of Eastern
              Edison for 1994, File No. 0-8480.)

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

                               - EUA Service -

 4-1.07 - Note Purchase Agreement dated as of January 13, 1988 of Service (Exhibit 4-38, Form 10-K of EUA for 1987, File No. 1-5366).

                               - EUA Cogenex -

 4-1.10 - Note Agreement dated as of June 28, 1990 of EUA Cogenex with the Prudential Insurance Company of America (Exhibit 4-46, Form 10-K of EUA for 1990, File No. 1-5366).

 4-2.10 - Note Agreement dated as of October 29, 1991 between EUA Cogenex and Prudential Insurance Company of America (Exhibit 4-55,
           Form 10-K of EUA for 1991, File No. 1-5366).

 4-3.10 - Note Purchase Agreement dated as of September 29, 1992 of EUA Cogenex and the Prudential Life Insurance Company of America (Exhibit 4-44, Form 10-K of EUA for 1992, File No. 1-5366).

 4-4.10 - Indenture dated September 1, 1993 between EUA Cogenex and the Bank of New York as Trustee (Exhibit 4-4.10, Form 10-K of EUA for 1993, File No. 1-5366).

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

 4-4.14 - Loan Agreement between the Rhode Island Port Authority and Economic Development Corporation and Newport Electric
           Corporation dated as of January 6, 1994 (Exhibit 4-4.14, Form 10-K of EUA for 1993, File No. 1-5366).

 4-5.14 - Trust Indenture between the Rhode Island Authority and Economic Development Corporation and Newport Electric Corporation dated as of January 1, 1994 (Exhibit 4-5.14, Form 10-K of EUA for
           1993, File No. 1-5366).

 4-6.14 - Letter of Credit and Reimbursement Agreement dated January 6, 1994 (Exhibit 4-6.14, Form 10-K of EUA for 1993, File No. 1-5366).

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

10-2.03 - Employees' Retirement Plan of Eastern Utilities Associates and its Subsidiary Companies Plan as amended and restated, effective January 1, 1985 as amended as of January 1, 1985,
           July 1, 1987, January 1, 1989, December 30, 1990, July 1, 1991,
           September 2, 1991, March 1, 1992 and July 1, 1992 (Exhibit
           10-2, Form 10-K of EUA for 1985, File No. 1-5366; Exhibit
           10-77, Form 10-K of EUA for 1986, File No. 1-5366; Exhibit 10-118, Form 10-K of EUA for 1987, File No. 1-5366; Exhibit 10-95, Form 10-K of EUA for 1988, File No. 1-5366; Exhibit
           10-79, Form 10-K of Eastern Edison for 1990, File No. 0-8480;
           Exhibit 10-121, Form 10-K of EUA for 1991, File No. 1-5366;
           Exhibit 10-122, Form 10-K of EUA for 1991, File No. 1-5366;
           Exhibit 10-123, Form 10-K of EUA for 1991, File No. 1-5366;
           Exhibit 10-70, Form 10-K of EUA for 1992, File No. 1-5366).


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

 10-10.03 - Guaranty, dated June 28, 1990 made by EUA in favor of The Prudential Life Insurance Company of America (Exhibit 10-10, EUA 10-K for 1992, File No. 1-5366).

 10-11.03 - Guaranty, dated January 16, 1992 made by EUA in favor of John Hancock Mutual Life Insurance Company (Exhibit 4-125, Form 10-K of EUA for 1991, File No. 1-5366).

 10-12.03 - Form of Service Contract between EUA Service Corporation and each of the other companies (including EUA) in the EUA System (Exhibit 13-1.03, Registration No. 2-55990).

 10-13.03 - Form of EUA Restricted Stock Plan effective July 17, 1989 (Exhibit 10-13, EUA Form 10-K for 1992, File No. 1-5366).

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

 10-2.05 - Power Contract (composite copy) between Yankee Atomic Electric Company and Montaup dated June 30, 1959 as Revised April 1,
           1975, as further amended October 1, 1980, April 1, 1985, May 6, 1988, June 26, 1989 and July 1, 1989, (Exhibit 10-6,
           Registration No. 2-72655; Exhibit 10-73, Form 10-K of EUA for 1985, File No. 1-5366; Exhibits 10-96, Form 10-K of EUA for
           1988, File No. 1-5366; Exhibits 10-93 and 10-94, Form 10-K of
           EUA for 1989, File No. 1-5366).

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

 10-6.05 - Contract for sale of power to Montaup by Canal Electric Company dated December 1, 1965 (Exhibit 2D, File No. 0-688).

 10-7.05 - Capital Funds Agreement (composite copy) between Vermont Yankee Nuclear Power Corporation and Montaup dated as of February 1, 1968, and Amendment thereto dated as at March 12, 1968 (Exhibit B-2, File No. 70-4611; Exhibit B-3, File No. 70-4611).

 10-8.05 - Form of Power Contract between Vermont Yankee Nuclear Power Corporation and Montaup dated as of February 1, 1968, as amended June 1, 1972, April 15, 1983, April 24, 1985, June 1, 1985, May 6, 1988 (2), June 15, 1989 and December 1, 1989
           (Exhibit B-4, File No. 70-4591; Exhibit 13-21, Registration No. 2-46612; Exhibit 10-63, Form 10-K of EUA for 1983, File No. 1-5366; Exhibit 10-74, Form 10-K of EUA for 1985, File No. 1-5366; Exhibit 10-78, Form 10-K of EUA for 1986, File No. 1-5366; Exhibits 10-97 and 10-98, Form 10-K of EUA for 1988,
           File No. 1-5366; Exhibit 10-95, Form 10-K of EUA for 1989, File No. 1-5366; Exhibit 10-80, Form 10-K of Eastern Edison for 1990, File No. 0-8480).

 10-9.05 - Sponsor Agreement (composite copy) among Vermont Yankee Nuclear Power Corporation's Sponsors, including Montaup, dated as of August 1, 1968 (Exhibit 4-0, Registration No. 2-33061).

 10-10.05 - Capital Funds Agreement (composite copy) between Maine Yankee and Montaup dated May 20, 1968 and as amended August 1, 1985 (Exhibit B-2, File No. 70-4658; Exhibit 10-78, Form 10-K of EUA for 1985, File No. 1-5366).

 10-11.05 - Power Contract (composite copy) between Maine Yankee Atomic and Montaup dated May 20, 1968, as amended December 19, 1983 and January 1, 1984 (Exhibit B-3, File No. 70-4658; Exhibit 10-64, Form 10-K of EUA for 1983, File No. 1-5366; Exhibit 10-66, Form 10-K of EUA for 1984, File No. 1-5366).

 10-12.05 - Stockholder Agreement (composite copy) among Maine Yankee Sponsors, including Montaup, dated May 20, 1968 (Exhibit B-4, File 70-4658).

 10-13.05 - Agreement (composite copy) among Vermont Yankee Nuclear Power Corporation's Sponsors, including Montaup, dated as of April
           30, 1969 (Exhibit B-7, File No. 70-4435).

 10-14.05 - Form of Agreement among Maine Yankee Atomic Power Company's Sponsors dated as of May 20, 1969 (Exhibit B-5, File No. 70-4658).

 10-15.05 - Form of New England Power Pool Agreement dated as of September 1, 1971, as amended as of July 1, 1972, March 1, 1973, April 2, 1973, March 15, 1974, June 1, 1975, September 1, 1975, December
           31, 1976, January 18, 1977, July 1, 1977, August 1, 1977,
           August 15, 1978, January 31, 1980, February 1, 1980, September
           1, 1981, December 1, 1981, June 1, 1982, June 15, 1983, October
           1, 1983, August 1, 1985, August 15, 1985, January 1, 1986,
           September 1, 1986, March 1, 1988, May 1, 1988, March 15, 1989
           and October 1, 1990, (Exhibit 13-45, Registration No. 2-41488;
           Exhibit 13-38, Registration No. 2-46612; Exhibits 13-39 and 13-40, Registration No. 2-48966; Exhibit B-3, Form U5S of EUA for year 1974; Exhibit 13-35(a), Registration No. 2-54449;
           Exhibit 13-35, Registration No. 2-55990, Exhibits 5-69 and
           5-70, Registration Exhibit 13-35(a), Registration No. 2-54449;
           Exhibit 13-35, Registration No. 2-55990, Exhibits 5-69 and
           5-70, Registration No. 2-58625; Exhibit 6, Form 10-K of EUA for 1977, File No. 1-5366; Exhibit 1, Form 10-K of EUA for 1979,
           File No. 1-5366; Exhibit No. 10-67, Registration No. 2-80205;
           Exhibit 10-65, Form 10-K of EUA for 1983, File No. 1-5366;
           Exhibit 10-66, Form 10-K of EUA for 1983, File No. 1-5366; Exhibits 10-75, 10-76, and 10-77, Form 10-K of EUA for 1985,
           File No. 1-5366; Exhibit 10-79, Form 10-K of EUA for 1986, File No. 1-5366; Exhibits 10-99 and 10-100, Form 10-K of EUA for
           1988, File No. 1-5366; Exhibit 10-96, Form 10-K of EUA for
           1989, File No. 1-5366; Exhibit 10-81, Form 10-K of Eastern
           Edison for 1990, File No. 0-8480).

 10-16.05 - Unit Participation Agreement between Maine Electric Power Company, Inc. and New Brunswick Electric Power Commission dated November 15, 1971 (Exhibit 13-43.1, Registration No. 2-44377).

 10-17.05 - Assignment Agreement dated March 20, 1972 between Maine Electric Power Company, Inc. and New Brunswick Electric Power Commission (Exhibit 13-43.3, Registration No. 2-44377).

 10-18.05 - Agreement between Montaup and Boston Edison Company dated August 1, 1972 and as amended January 1, 1985 for purchase of power from Pilgrim No. 1 nuclear unit at Plymouth, Massachusetts (Exhibit 13-41, Registration No. 2-46612; Exhibit 10-67, Form 10-K of EUA for 1984, File No. 1-5366).

 10-19.05 - Agreement dated as of May 1, 1973 for Joint Ownership, Construction and Operation of New Hampshire Nuclear Units among Public Service Company of New Hampshire and other utilities including Montaup, as amended as of May 24, 1974, June 21, 1974, September 25, 1974, October 25, 1974, January 31, 1975,
           as supplemented by Letter Agreement dated April 27, 1978 and amended as of April 18, 1979 (two amendments), April 25, 1979, June 8, 1979, October 11, 1979, December 15, 1979, June 16,
           1980, December 31, 1980, June 1, 1982, April 27, 1984, June 15,
           1984, March 8, 1985, March 14, 1986, May 1, 1986, September 19,
           1986, November 1987, January 13, 1989 and November 1, 1990. (Exhibit 13-57, Registration No. 2-48966; Exhibit B-6, Form U5S of EUA for year 1974; Exhibit 5-130, Registration No. 2-62862;
           Exhibit 5-70, Registration No. 2-65785; Exhibit 2, Form 10-K of EUA for 1979, File No. 1-5366; Exhibit 5-34, Registration No. 2-69052; Exhibit 20-1, Form 10-K of EUA for 1980, File No. 1-5366; Exhibit 10-69, Registration No. 2-80205; Exhibit 2, Form 10-Q of EUA for the Quarter Ended March 31, 1984, File No. 1-5366; Exhibit 3, Form 10-Q of EUA for the Quarter Ended June 30, 1984, File No. 1-5366; Exhibit 10-70, Form 10-K of EUA for 1985, File No. 1-5366; Exhibits 10-80 and 10-81, Form 10-K of
           EUA for 1986, File No. 1-5366; Exhibits 10-95 and 10-96, Form 10-K of EUA for 1987, File No. 1-5366; Exhibit 10-101, Form 10-K of EUA for 1988, File No. 1-5366; Exhibit 10-82, Form 10-K of Eastern Edison for 1990, File No. 0-8480).

 10-20.05 - Sharing Agreement dated as of September 1, 1973 among The Connecticut Light and Power Company and other utilities, including Montaup, concerning participation in a nuclear generating unit located in Connecticut (Millstone Unit No. 3), as amended and supplemented by Amendatory Agreement dated May 11, 1984 as amended as of April 1, 1986 (Exhibit B-17, Form U5S of EUA for year 1973; Exhibit B-8, as amended as of April 11, 1986, Form U5S of EUA for year 1974; Exhibit B-30, Form U5S of EUA for year 1976; Exhibit 10-68, Form 10-K of EUA for 1984, File No. 1-5366; Exhibit 10-82, Form 10-K of EUA for 1986, File No. 1-5366).

 10-21.05 - Agreement for Joint Ownership, Construction and Operation of William F. Wyman Unit No. 4 dated November 1, 1974 as amended June 30, 1975, August 16, 1976 and December 31, 1978 among Central Maine Power Company and other utilities including Montaup (Exhibit B-9, Form U5S of EUA for year 1974; Exhibit 13-58, Registration No. 2-55990; Exhibit 5-95, Registration No. 2-58625; Exhibit 5-40, Registration No. 2-69052).

 10-22.05 - Agreement for Joint Ownership dated as of October 27, 1970 between Canal Electric Company and Montaup (Exhibit 13-71, Registration No. 2-55990).

 10-23.05 - Agreement for use of Common Facilities by Canal Units I and II and for Allocation of Related Costs dated as of October 27, 1970 between Canal Electric Company and Montaup (Exhibit 13-72, Registration No. 2-55990).

 10-24.05 - Supplementary Power Contract dated as of March 1, 1978, and Agreement amending said contract dated August 22, 1980 by and between Connecticut Yankee Atomic Power Company and Montaup, as amended October 15, 1982 (Exhibit 20, Form 10-K of EUA for 1977, File No. 1-5366; Exhibit 10-52, Form 10-K for EUA for 1981, File No. 1-5366; Exhibit 10-67, Form 10-K for EUA for 1983, File No. 1-5366).

 10-25.05 - Eastern Utilities Associates Employees' Share Ownership Plan Trust Agreement (Exhibit 5, Form 10-K of EUA for 1977, File No. 1-5366).

 10-26.05 - Guarantee Agreement (composite copy) dated as of November 13, 1981 between The Connecticut Bank and Trust Company, as
           Trustee, and Montaup relating to debentures of Connecticut Yankee Atomic Power Company (Exhibit 10-61, Form 10-K of EUA for 1981, File No. 1-5366).

 10-27.05 - Guarantee Agreement dated as of November 5, 1981 between Bankers Trust Company, as Trustee of the Vernon Energy Trust, and Montaup relating to a nuclear fuel sales agreement and related transactions entered into by Vermont Yankee Nuclear Power Corporation (Exhibit 10-63, Form 10-K of EUA for 1981, File No. 1-5366).

 10-28.05 - Agreement for Seabrook Project Disbursing Agent, dated as of May 23, 1984, as amended March 8, 1985, May 20, 1985, June 18,
           1985, January 1, 1986, November, 1987,  August 1, 1989, and
           restated as of November 1, 1990, among the participants in the Seabrook nuclear generating project, including Montaup and Yankee Atomic Electric Company (Exhibit 2, Form 10-Q of EUA for the Quarter Ended June 30, 1984, File No. 1-5366; Exhibit 10-69, Form 10-K of EUA for 1985, File No. 1-5366; Exhibits 10-86, 10-87 and 10-88, Form 10-K of EUA for 1986, File No.
           1-5366; Exhibit 10-97, Form 10-K of EUA for 1987, File No. 1-5366; Exhibit 10-105, Form 10-K of EUA for 1989, File No. 1-5366; Exhibit 10-84, Form 10-K of Eastern Edison for 1990, File No. 0-8480).

 10-29.05 - Guarantee Agreement dated as of August 1, 1985 among The Connecticut Bank and Trust Company, Connecticut Yankee Atomic Power Company and Montaup Electric Company relating to
           Revolving Credit Loans of Connecticut Yankee (Exhibit 10-85, Form 10-K of EUA for 1985, File No. 1-5366).

 10-30.05 - Equity Funding Agreement for New England Hydro-Transmission Corporation dated as of June 1, 1985, between New England Hydro-Transmission Corporation and several New England electric utilities, including Montaup as amended as of May 1, 1986 and September 1, 1987 (Exhibits 10-96 and 10-97, Form 10-K of EUA for 1986, File No. 1-5366; Exhibit 10-116, Form 10-K of EUA for 1987, File No. 1-5366).

 10-31.05 - Equity Funding Agreement for New England Hydro-Transmission Electric Company, Inc. dated as of June 1, 1985, between New England Hydro-Transmission Electric Company, Inc. and several New England electric utilities, including Montaup as amended as of May 1, 1986 and September 1, 1987 (Exhibits 10-98 and 10-99, Form 10-K of EUA for 1986, File No. 1-5366; Exhibit 10-117, Form 10-K of EUA for 1987, File No. 1-5366).

 10-32.05 - Unit Power Agreement for the Sale of Unit Capacity and Energy from Ocean State Power Project to Montaup Electric Company dated as of May 14, 1986 as amended as of August 27, 1986, September 27, 1988, October 21, 1988, July 21, 1989, February
           7, 1990 and December 21, 1990 (Exhibits 10-101 and 10-102, Form
           10-K of EUA for 1986, File No. 1-5366; Exhibits 10-106 and 10-107, Form 10-K of EUA for 1988, File No. 1-5366; Exhibit 10-106, Form 10-K of EUA for 1989, File No. 1-5366; Exhibits 10-86 and 10-87, Form 10-K of Eastern Edison for 1990, File No. 0-8480).

 10-33.05 - Power Purchase Agreement dated as of October 17, 1986, between Northeast Energy Associates and Montaup as amended as of June
           28, 1989 (Exhibit 10-103, Form 10-K of EUA for 1986, File No. 1-5366; Exhibit 10-103, Form 10-K of EUA for 1989, File No. 1-5366).

 10-34.05 - Unit Sales Agreement between Montaup Electric Company and Massachusetts Municipal Wholesale Electric Company for Purchase of Capacity and Energy from Canal No. 2 dated as of November 1, 1986 (Exhibit 10-105, Form 10-K of EUA for 1986, File No. 1-5366).

 10-35.05 - Settlement Agreement dated as of January 13, 1989 among Montaup, EUA Power, certain past and present owners of the Seabrook Project and Yankee Atomic Electric Company (Exhibit 10-110, Form 10-K of EUA for 1988, File No. 1-5366).

 10-36.05 - Unit Power Agreement for the Sale of Second Unit Capacity and Energy from Ocean State Power Project to Montaup Electric Company dated as of September 28, 1988 as amended by an amendment dated July 21, 1989, and February 7, 1990 and a Supplemental Agreement dated July 21, 1989 (Exhibit 10-104,
           Form 10-K of EUA for 1989, File No. 1-5366; Exhibit No. 10-88, Form 10-K of Eastern Edison for 1990, File No. 0-8480).

 10-37.05 - Purchase Power Contract between Newport and Montaup dated July 23, 1963, as revised on March 23, 1983 (Exhibit 10-108, Form
           10-K of EUA for 1990, File No. 1-5366).

 10-38.05 - Purchase Power Contract between Newport and Montaup for Contract Demand Service effective May 1, 1983, as amended on July 1, 1983, December 28, 1983 and November 1, 1984 (Exhibit 10-89, Form 10-K of Eastern Edison for 1990, File No. 0-8480 and Exhibit 10-109, Form 10-K of EUA for 1990, File No. 1-5366).

 10-39.05 - Power Contract (composite copy) between Yankee Atomic Electric Company and Montaup dated June 30, 1959 as revised April 1,
           1975, as further amended October 1, 1980, April 1, 1985, May 6, 1988, June 26, 1989, July 1, 1989 and February 1, 1992 (Exhibit 10-6, Registration No. 2-72655; Exhibit 10-73, Form 10-K of EUA for 1985, File No. 1.5366; Exhibit 10-96, Form 10-K of EUA for 1988, File No. 1-5366; Exhibits 10-93 and 10-94, Form 10-K of
           EUA for 1989, File No. 1-5366; Exhibit 10-46 Form 10-K of
           Eastern Edison for 1992, File No. 0-8480).

 10-40.05 - Memorandum of understanding by and between Canal Electric Company and Montaup Electric Company dated September 23, 1993 (Exhibit 10-39.05, Eastern Edison 10-K for 1993, File No. 0-8480).

 10-41.05 - Ancillary Agreement by and between Algonquin Gas Transmission Company, Canal Electric Company and Montaup Electric Company dated October 8, 1993. (Exhibit 10-40.05 of Eastern Edison 10-K for 1993, File No. 0-8480).

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

                                 - Newport -

 10-1.14 - Phase I Vermont Transmission Line Support Agreement dated as of December 1, 1981 and as amended as of June 1, 1982, November
           1, 1982  and January 1, 1986 between Vermont Electric
           Transmission Company, Inc. and several New England utilities, including Montaup (Exhibit 10-65, Form 10-K of EUA for 1981,
           File No. 1-5366; Exhibit 10-72, Registration No. 2-80205;
           Exhibit 10-64, Form 10-K of EUA for 1982, File No. 1-5366;
           Exhibit 10-84. Form 10-K of EUA for 1986, File No. 1-5366).

 10-2.14 - Letter amendment dated August 4, 1983 reallocating the participating shares originally assigned to the Chicopee Municipal Lighting Plant and the Taunton Municipal Lighting Plant under the Phase I Vermont Transmission Line Support Agreement between Vermont Electric Transmission Company, Inc. and several New England electric utilities, including Newport, dated December 1, 1981, as amended on June 1, 1982 and November 1, 1982 (Exhibit 10-110, Form 10-K of EUA for 1990, File No. 1-5366).

 10-3.14 - Phase I Terminal Facility Support Agreement dated December 1, 1981 and as amended as of June 1, 1982, November 1, 1982 and January 1, 1986 between New England Electric Transmission Corporation and several New England utilities, including
           Montaup (Exhibit 10-68, Form 10-K of EUA for 1981, File No. 1-5366; Exhibit 10-74, Registration No. 1-5366; Exhibit 10-68. Form 10-K of EUA for 1986, File No. 1-5366).

 10-4.14 - Letter amendment dated July 29, 1983 reallocating the participating shares originally assigned to the Chicopee Municipal Lighting Plant and the Taunton Municipal Lighting Plant under the Phase I Terminal Facility Support Agreement between New England Transmission Corporation and several New England electric utilities, including Newport, dated December 1, 1981, as amended on June 1, 1982 and November 1, 1982 (Exhibit 10-112, Form 10-K of EUA for 1990, File No. 1-5366).

 10-5.14 - Unit Power Contract between Newport and New England Power for purchase of 15 MW of power for a ten year period starting November 1, 1985 and ending October 31, 1995, dated August 14, 1985; amended October 1, 1991. (Exhibit 10-114, Form 10-K of
           EUA for 1990, File No. 1-5366).

 10-6.14 - Purchase Power Contract between Newport and City of Burlington Electric Department (life of the unit contract) for purchase of 15.24% MW of net capability of station output from Joseph C. McNeil Electric Generating Station located in Burlington,
           Vermont dated December 19, 1984 (Exhibit 10-115, Form 10-K of
           EUA for 1990, File No. 1-5366).

 10-7.14 - Firm Energy Contract between Hydro-Quebec and several New England electric utilities, including Newport, dated as of October 14, 1985 (Exhibit 10-116, Form 10-K of EUA for 1990, File No. 1-5366).

 10-8.14 - Unit Power Agreement for the Sale of Unit Capacity and Energy from Ocean State Power Project to Newport Electric Corporation dated May 14, 1986, as amended on August 20, 1986, July 12, 1988, September 23, 1988, October 21, 1988, July 21, 1989,
           February 7, 1990 and December 21, 1990 (Exhibit 10-117, Form 10-K for 1990, File No. 1-5366).

 10-9.14 - Unit Power Agreement for the Sale of Second Unit Capacity and Energy from Ocean State Power Project to Newport Electric Corporation dated July 12, 1988 as amended September 23, 1988, July 21, 1989 and February 7, 1990 (Exhibit 10-118, Form 10-K for 1990, File No. 1-5366).

 10-10.14 - Agreement for Joint Ownership, Construction and Operation of William F. Wyman Unit No. 4 dated November 1, 1974 as amended June 30, 1975, August 16, 1976 and December 31, 1978 among Central Maine Power Company and other utilities including Newport (Exhibit B-9, Form U5S of EUA for year 1974; Exhibit 13-58, Registration No. 2-55990; Exhibit 5-95, Registration No. 2-58625; Exhibit 5-40, Registration No. 2-69052).

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


 10-2.12 - Ocean State Power II Amended and Restated General Partnership Agreement among EUA Ocean State, JMC Ocean State Corporation, Makowski Power, Inc., TCPL Power Ltd., Narragansett Energy Resources Company and Newport Electric Power Corporation (collectively, the "OSP II Partners") dated as of September 29, 1989 (Exhibit 10-110, Form 10-K of EUA for 1989, File No. 1-5366).


Amendments to Exhibits Previously Filed:

*10-3.12   -  Second Amendment to 10-1.12 dated December 31, 1990.

*10-4.12   -  Third Amendment to 10-1.12 dated November 12, 1992.

*10-5.12   -  Fourth Amendment to 10-1.12 dated February 23, 1993.


Annual Report to Shareholders:

*13-1.03 - Annual Report to Shareholders of EUA for 1994, portions of which are incorporated by reference in this Annual Report on Form 10-K. Only the portions expressly so incorporated under
           PART II, Items 5, 6, 7 and 8 are to be deemed filed herewith.


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

Consent of Experts and Counsel:

*23-1.03-  Consent of Independent Accountants.


(b)  Reports on Form 8-K.

           - On January 26, 1995, the Registrant filed a current report on Form 8-K with respect to Item 5. (Other Events).

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            Signature                Title                             Date

EASTERN UTILITIES ASSOCIATES


By /s/Richard_M._Burns__________ Comptroller                      March 20, 1995
   Richard M. Burns              (Principal Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Donald_G._Pardus_____________ Chairman and Chief Executive Officer
Donald G. Pardus                 (Principal Executive Officer)
                                 and Trustee

/s/John_R._Stevens______________ President and Chief Operating Officer
John R. Stevens                  (Principal Financial Officer) and Trustee

/s/Richard_M._Burns_____________ Comptroller
Richard M. Burns                 (Principal Accounting Officer)

/s/Russell_A._Boss______________ Trustee
Russell A. Boss

/s/Paul_J._Choquette, Jr._______ Trustee
Paul J. Choquette, Jr.
                                                                  March 20, 1995
/s/Peter_S._Damon______________  Trustee
Peter S. Damon

/s/John_F._G._Eichorn,_Jr.______ Trustee
John F. G. Eichorn, Jr.

/s/_Peter_B._Freeman____________ Trustee
Peter B. Freeman

/s/Lawrence_A._Liebenow_________ Trustee
Lawrence A. Liebenow

/s/Wesley_W._Marple,_Jr.________  Trustee
Wesley W. Marple, Jr.

/s/Margaret_M._Stapleton________ Trustee
Margaret M. Stapleton

________________________________ Trustee
W. Nicholas Thorndike




                         EASTERN UTILITIES ASSOCIATES AND

                               SUBSIDIARY COMPANIES


                   Item 14(a)(2).  Financial Statement Schedules

                                                                      Schedule II
         Eastern Utilities Associates and Subsidiary Companies
                  Valuation and Qualifying Accounts
                          (In Thousands)

        Column A           Column B            Column C           Column D    Column E

                                               Additions
                                              (1)      (2)
                                Balance at Charged to Charged                Balance at
                                Beginning  Costs and  to Other    Deductions-  End of
      Description               of Period  Expenses   Accounts    Describe     Period
For the Year Ended December 31, 1994:
 Allowance for Doubtful Accounts  $613     $1,141       $277  <F1>  $1,402 <F2> $629

For the Year Ended December 31, 1993:
 Allowance for Doubtful Accounts  $603     $1,029       $255  <F1>  $1,274 <F2> $613


For the Year Ended December 31, 1992:
 Allowance for Doubtful Accounts $737     $1,322       $228  <F1>   $1,684 <F2> $603



<F1> Recoveries of accounts previously written off.
<F2> Principally Accounts Receivable written off.



                         Report of Independent Accountants



To the Directors and Shareholders of
Eastern Utilities Associates:


Our report on the consolidated financial statements of Eastern Utilities Associates and subsidiaries has been incorporated by reference in this Form 10-K from page 38 of the 1994 Annual Report to Shareholders of Eastern Utilities Associates. In connection with our audits of such consolidated financial statements, we have also audited the related consolidated financial statement schedule listed in Item 14 (a)(2) of this Form 10-K.

In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



/s/ Coopers & Lybrand, L.L.P.
Boston, Massachusetts
March 2, 1995