Form 10-K/A
EASTERN UTILITIES ASSOCIATES
filed 1995-03-29
CIK 31224

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                     Form 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended December 31, 1994

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ X ]

   State the aggregate market value of the voting stock held by non-affiliates of the registrant. As of March 20, 1995:
                        Common Shares, $5 par value - $473,953,127
   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                        Common Shares Outstanding at March 20, 1995
                                       20,061,508
                           Documents Incorporated by Reference
Portions of the Annual Report to Shareholders for the year ended December 31, 1994, are incorporated by reference into Part II.
Portions of the Proxy Statement dated March 27, 1995 are incorporated by reference into Part III.