Form 10-Q
period 1995-03-31
EASTERN UTILITIES ASSOCIATES
filed 1995-05-12
CIK 31224

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
   Washington, D.C.  20549

          FORM 10-Q

 (Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended                    March 31, 1995

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

    Yes...X.......No..........


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
              Class                          Outstanding at May 1, 1995
        Common Shares, $5 par value          20,240,872 shares

 PART I - FINANCIAL INFORMATION
         Item 1. Financial Statements
  EASTERN UTILITIES ASSOCIATES
 CONSOLIDATED CONDENSED BALANCE SHEETS
 (In Thousands)

                                                           March 31,         December 31,
         ASSETS                                               1995            1994
          Utility Plant and Other Investments:
            Utility Plant in Service                     $ 1,023,625     $ 1,020,859
            Less:  Accumulated Provision for Depreciation
                       and Amortization                      312,833         304,034
            Net Utility Plant in Service                     710,792         716,825
            Construction Work in Progress                     15,534           8,389
                 Net Utility Plant                           726,326         725,214
            Investments in Jointly Owned Companies            69,925          70,675
            Non-Utility Property - Net                       111,331         107,803
                 Total Plant and Other Investments           907,582         903,692
         Current Assets:
            Cash and Temporary Cash Investments               13,808          20,109
            Accounts Receivable, Net                          82,994          89,348
            Notes Receivable                                  13,301          13,906
            Materials and Supplies                            13,926          15,168
            Other Current Assets                               8,019           8,517
                 Total Current Assets                        132,048         147,048
         Deferred Debits and Other Non-Current Assets        182,670         183,309
                 Total Assets                            $ 1,222,300     $ 1,234,049
         LIABILITIES AND CAPITALIZATION
         Capitalization:
            Common Shares, $5 Par Value                  $   100,308     $    99,685
            Other Paid-In Capital                            213,616         212,990
            Common Share Expense                              (3,880)         (3,849)
            Retained Earnings                                 60,003          56,617
                 Total Common Equity                         370,047         365,443
            Non-Redeemable Preferred Stock - Net               6,900           6,900
            Redeemable Preferred Stock - Net                  25,630          25,390
            Long-Term Debt - Net                             452,414         455,412
                 Total Capitalization                        854,991         853,145
         Current Liabilities:
            Long-Term Debt Due Within One Year                42,402          41,601
            Notes Payable                                     34,882          31,678
            Preferred Stock Sinking Fund                          50              50
            Accounts Payable                                  27,838          33,442
            Taxes Accrued                                      7,108           6,465
            Interest Accrued                                   8,278          10,889
            Other Current Liabilities                         19,270          29,566
                 Total Current Liabilities                   139,828         153,691
         Deferred Credits and Other Non-Current Liabilities    86,965          89,313
         Accumulated Deferred Taxes                          140,516         137,900
                 Total Liabilities and Capitalization    $ 1,222,300     $ 1,234,049

            See accompanying notes to consolidated condensed financial statements.

EASTERN UTILITIES ASSOCIATES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
   (In Thousands Except Number of Shares and Per Share Amounts)


                                                            Three Months Ended
                                                               March 31,

                                                              1995          1994
          Operating Revenues                            $  137,967    $ 150,197
          Operating Expenses:
              Fuel                                          22,284        23,183
              Purchased Power                               31,974        34,902
              Other Operation and Maintenance               41,300        44,313
              Depreciation and Amortization                 11,757        11,395
              Taxes  - Other Than Income                     6,557         6,849
                     - Current Income                        3,951         5,822
                     - Deferred Income                       2,061         2,163
                    Total                                  119,884       128,627
          Operating Income                                  18,083        21,570
          Other Income - Net                                 4,153         5,310
          Income Before Interest Charges                    22,236        26,880
          Interest Charges:
              Interest on Long-Term Debt                     9,660         9,773
              Other Interest Expense                         1,248         1,279
              Allowance for Borrowed Funds Used
                During Construction (Credit)                  (558)         (345)
          Net Interest Charges                              10,350        10,707
          Net Income                                        11,886        16,173
          Preferred Dividends of Subsidiaries                  581           583
          Consolidated Net Earnings                     $   11,305    $   15,590




          Weighted Average Number of
            Common Shares Outstanding                   19,998,331    19,388,017
          Consolidated Earnings Per
            Average Common Share                        $     0.57    $     0.80

          Dividends Paid                                $    0.385    $     0.36

See accompanying notes to consolidated condensed financial statements.

  EASTERN UTILITIES ASSOCIATES
 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
    (In Thousands)

                                                                 Three Months Ended
                                                               March 31,
                                                                 1995          1994
    CASH FLOW FROM OPERATING ACTIVITIES:
    Net Income                                               $   11,886     $ 16,173
    Adjustments to Reconcile Net Income
       to Net Cash Provided from Operating Activities:
          Depreciation and Amortization                          14,721       14,011
          Deferred Taxes                                          2,262        2,293
          Non-cash (Gains)/Expenses on Sales of Investments
             in Energy Savings Projects                            (278)       2,056
          Investment Tax Credit, Net                               (303)        (295)
          Allowance for Funds Used During Construction             (146)         (69)
          Collections and sales of project
            notes and leases receivables                          1,427        1,312
          Other - Net                                               359         (917)
    Change in Operating Assets and Liabilities                   (9,773)      (3,540)
    Net Cash Provided From Operating Activities                  20,155       31,024

    CASH FLOW FROM INVESTING ACTIVITIES:
       Construction Expenditures                                (21,147)      (11,507
       Collections on Notes and Lease Receivables of EUA Cogenex    487          193
       Acquisition of Northeast Energy Management, Inc.                       (8,567)
       Increase in Other Investments                                             (81)
    Net Cash (Used in) Investment Activities                    (20,660)      (19,962

    CASH FLOW FROM FINANCING ACTIVITIES:
       Issuances:
          Common Stock                                            1,509        2,295
          Long-Term Debt                                                       7,926
       Redemptions:
          Long-Term Debt                                         (2,219)      (9,042)
       Premium on Reacquisition and Financing Expenses              (30)        (396)
       EUA Common Share Dividends Paid                           (7,679)      (7,021)
       Subsidiary Preferred Dividends Paid                         (581)        (583)
       Net Increase in Short-Term Debt                            3,204        8,880
    Net Cash Provided from (Used in) Financing Activities        (5,796)       2,059
    Net Increase (Decrease) in Cash and Temp. Cash Investments   (6,301)      13,121
    Cash and Temporary Cash Investments
       at Beginning of Period                                    20,109        4,180
    Cash and Temporary Cash Investments
       at End of Period                                      $   13,808     $ 17,301

    Supplemental disclosures of cash flow information:
       Cash paid during the period for:
          Interest (Net of Capitalized Interest)             $   11,980     $ 10,759
          Income Taxes                                       $    1,914     $  1,607
    Supplemental schedule of non-cash investing activities:
       Conversion of Investments in Energy Savings
         Projects to Notes and Leases Receivable             $      933     $  1,986

 See accompanying notes to consolidated condensed financial statements.

                            EASTERN_UTILITIES_ASSOCIATES
                NOTES_TO_CONSOLIDATED_CONDENSED_FINANCIAL_STATEMENTS


     The accompanying Notes should be read in conjunction with the Notes to Consolidated Financial Statements incorporated in the Eastern Utilities Associates (EUA or the Company) 1994 Annual Report on Form 10-K.

Note A - In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of March 31, 1995 and the results of operations and cash flows for the three months ended March 31, 1995 and 1994. Certain reclassifications have been made to prior period financial statements to conform to current period classifications. The year-end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required under generally accepted accounting principles.


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

Note C - Commitments and Contingencies:

         Rate Activity

         On March 21, 1994, Montaup Electric Company (Montaup), the wholesale electric generating and transmission subsidiary of EUA, filed an application with the Federal Energy Regulatory Commission (FERC) for authorization to reduce its wholesale rates by $10.1 million, or three percent. Montaup supplies electricity at wholesale to EUA's retail electric utilities - Eastern Edison Company (Eastern Edison), Blackstone Valley Electric Company (Blackstone) and Newport Electric Corporation (Newport) - and to two non-affiliated municipal utilities. This application is designed to match more closely Montaup's revenues with its decreasing cost of doing business resulting from, among other things, a reduced rate base, lower interest costs and successful cost control efforts.

         On May 21, 1994, Montaup began billing the reduced rates, and on April 14, 1995 FERC approved a settlement agreement between Montaup and the intervenors in the case calling for an annual reduction of approximately $13.9 million (inclusive of the filed $10.1 million reduction).

         Montaup will refund to its customers the difference collected between the $10.1 million filed reduction and the $13.9 million settled reduction in the second quarter of 1995. Montaup has previously reserved for this refund.

         Maine Yankee

         During the refueling-and-maintenance shutdown of the Maine Yankee Nuclear Generating plant that started in early February of 1995, Maine Yankee Atomic Power Company (Maine Yankee), the owner of the plant, detected an increased rate of degradation of the plant's steam generator tubes in excess of the number expected and started evaluating several courses of action.

         On April 7, 1995, Maine Yankee announced its intention to further explore sleeving all 17,000 steam generator tubes. Although testing of all tubes revealed that approximately 40% of the tubes are free of defects, Maine Yankee plans to sleeve all of the tubes as a preventative safety measure. Sleeving involves the inserting of a tube of slightly smaller diameter into the defective tube, the sleeve is welded in place and acts as a new tube. Sleeving is a proven technology and must meet rigorous federal standards of safety and licensing. If the sleeving option is approved and implemented, Maine Yankee projects that the plant could return to service in the final quarter of 1995.

         Montaup owns 4% of the Common Stock of Maine Yankee, and its share of the current estimated cost of the sleeving option could be approximately $1.6 million. At this time, EUA cannot predict whether this option will be approved for implementation or the ultimate impact on EUA, if any, of this option or any other course of action which may be taken with respect to the plant.


Item_2.
Management's_Discussion_and_Analysis_of_Financial_Condition_and_Results
                                   of_Operations

     The following is Management's discussion and analysis of certain significant factors affecting the Company's earnings and financial condition for the interim periods presented in this Form 10-Q.

Overview

     Consolidated net earnings for the quarter ended March 31, 1995 were $11.3 million. Net Earnings for the same period of 1994 amounted to $15.6 million. Net Earnings contributions by Business Unit for the first three months of 1995 and 1994 were as follows (000's):

                                       Three Months Ended March 31,

                                            1995         1994

     Core Electric Business               $10,636       $13,227
     Energy Related Business                  507         2,249
     Corporate                                162           114
         Consolidated                     $11,305       $15,590
                                          =======       =======

     Net Earnings of the Core Electric Business for the first quarter of 1995 decreased by $2.6 million primarily due to decreased kilowatthour (kwh) sales and a full quarter's impact of Montaup's wholesale rate reduction implemented on May 21, 1994. The first quarter of 1995 was 18% warmer than the same period of a year ago causing a 3.8% decrease in total primary kWh sales. However, while total primary sales dropped, sales to industrial customers posted a 3.7% gain signaling a continuation of the slow but steady economic recovery in the Core Electric service territories.

     Net Earnings of our Energy Related Business Unit decreased by approximately $1.7 million in the first quarter of 1995 as compared to the same period of a year ago. This decrease is due primarily to a $1.3 million decrease in EUA Energy Investment Corporation (EUA Energy) earnings resulting mainly from additional research and development expenses recorded in the first quarter of 1995. EUA Cogenex Corporation's (EUA Cogenex) earnings contribution fell approximately $400,000 in the first quarter due primarily to lower project sales.

Operating_Revenues

     Operating Revenues for the first three months of 1995 decreased by $12.2 million to approximately $138.0 million when compared to the same period of 1994. Operating Revenues by Business Unit for the first quarter of 1995 and 1994 were as follows (000's):

                                       Three Months Ended March 31,

                                           1995          1994

     Core Electric Business               $122,738      $132,448
     Energy Related Business                15,229        17,749
     Corporate                                   0             0
         Consolidated                     $137,967      $150,197
                                          ========      ========

     Core Electric Business revenues decreased $9.7 million due primarily to a reduction of approximately $3.9 million in Montaup's wholesale revenues resulting from a full quarter's impact of its wholesale rate reduction implemented on May 21, 1994, recoveries of decreased fuel, purchased power and conservation and load management expenses aggregating $5.2 million as discussed below and the impacts of lower kWh sales.

     EUA Cogenex revenues, which account for all of the Energy Related Business Unit revenues, decreased by $2.5 million.

Operating_Expenses

     Fuel expense of the Core Electric Business for the first quarter of 1995 decreased from that of the same period in 1994 by approximately $900,000 or 3.9% due primarily to the decrease in kWh sales, offset somewhat by a 9.7% increase in the average cost of fuel in the first quarter of 1995 as compared to the same period of 1994. Also offsetting the impact of lower kWh sales was approximately $1.2 million of purchased power-energy previously recorded as purchased power expense by Newport now recorded as fuel expense by Montaup as a result of Newport becoming an all-requirements customer of Montaup effective May 21, 1994.

     Purchased Power expense for the first quarter of 1995 decreased $2.9 million or 8.4% as compared to last year's first quarter due primarily to a decrease of approximately $2.1 million resulting from contracts which expired in October 1994 aggregating 41 mw. The reclassification of Purchased Power expense to fuel expense as discussed above also contributed to this decrease.

     Other Operation and Maintenance (O&M) expenses for the quarter ended March 31, 1995 decreased approximately $3.0 million or 6.8% from the same period in 1994 due to the following:

     Core Electric Business O&M expenses decreased by $1.9 million due primarily to decreased direct expenses such as wages, benefits, distribution and production expenses aggregating $1.4 million and decreased conservation and load management expenses of $1.4 million. Offsetting these decreases somewhat were increases in indirect expenses totaling $800,000 related to jointly owned unit expenses and FAS106 expenses.

     O&M expenses of the Energy Related Business decreased by approximately $900,000 resulting from decreased EUA Cogenex O&M expenses of approximately $2.7 million offset by additional development and operating expenses of EUA Energy aggregating approximately $1.8 million.

Other_Income_and (Deductions) -_Net

     Other Income and (Deductions)-Net decreased $1.2 million in the first quarter of 1995 as compared to the corresponding period in the prior year due primarily to a one-time settlement received in 1994 by Eastern Utilities Associates (the Parent Company) totaling $900,000 related to Seabrook Nuclear Project payments previously withheld by the Vermont Electric Generation and Transmission Cooperative, Inc.

Liquidity_and_Sources_of_Capital

     The EUA System's need for permanent capital is primarily related to investments in facilities required to meet the needs of its existing and future customers.

     Traditionally, cash construction requirements not met with internally generated funds are financed through short-term borrowings which are ultimately funded with permanent capital. At March 31, 1995, EUA System companies maintained short-term lines of credit with various banks aggregating approxi-mately $150 million. Outstanding short-term Debt at March 31, 1995 and December 31, 1994 by Business Unit was as follows (000's):

                                      March 31, 1995     December 31, 1994

     Core Electric Business               $   650              $     0
     Energy Related Business               27,633               23,476
     Corporate                              6,599                8,202
         Consolidated                     $34,882              $31,678
                                          =======              =======

     For the three months ended March 31, 1995, internally generated funds available after the payment of dividends amounted to approximately $22.1 million while the EUA System's cash construction requirements amounted to approximately $21.1 million for the same period. Various laws, regulations and contract provisions limit the use of EUA's internally generated funds such that the funds generated by one subsidiary are not generally available to fund the operations of another subsidiary.

     On April 17, 1995, the Trustees of EUA voted to increase the quarterly dividend 1.5 cents per share from 38.5 cents per share to 40 cents per share. The first quarterly dividend at the new rate of will be payable May 15, 1995 to shareholders of record on May 1, 1995.

Voluntary Retirement Incentive Offer

     On March 15, 1995, EUA announced a corporate reorganization which, among other things, will consolidate management of Eastern Edison, Blackstone and Newport. David H. Gulvin, formerly President of Blackstone and Newport, was named Senior Vice President of Eastern Edison, Blackstone and Newport. John D. Carney, President of Eastern Edison was named President of Blackstone and Newport, also. As part of the reorganization, a voluntary retirement incentive effective June 1, 1995, was offered to sixty-six EUA System employees. EUA expects a majority of the eligible personnel to accept and anticipates taking a one-time charge to earnings in the second quarter of this year to reflect the
cost of this early retirement incentive.   The final amount of this charge will
depend on the final number of eligible employees that accept the offer. The estimated payback period is approximately 18 months.


                            PART II - OTHER INFORMATION


Item 5.  Other Information

     On March 29, 1995, the Federal Energy Regulatory Commission (FERC) issued a Notice of Proposed Rulemaking (NOPR) which will require public utilities that own or control interstate transmission facilities to offer to other utilities "open access" transmission service on a non-discriminatory basis and file open access transmission tariffs. FERC also proposes to allow in certain circumstances the collection of charges for the recovery of stranded costs associated with requiring open access tariffs when former wholesale or retail customers change power suppliers. The Commission's purpose in proposing the new rules is to encourage competition in the bulk power market. At this time, management is unable to predict the ultimate impact, if any, of the NOPR on the EUA System.

     On May 1, 1995 EUA Cogenex completed the acquisition of Highland Energy Group, Inc. (Highland) of Boulder, Colorado in exchange for $4.2 million of EUA Common Shares (176,258 shares) plus a possible deferred payment of up to $3.8 million in EUA Common Shares contingent upon post acquisition performance. Highland is an energy services and demand side management company operating as a wholly-owned subsidiary of EUA Cogenex.

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


                                          Eastern_Utilities_Associates______
                                                  (Registrant)



Date:  May_12,_1995                       /s/ Clifford J. Hebert, Jr.
                                          Clifford J. Hebert, Jr., Treasurer
                                            (on behalf of the Registrant and
                                              as Chief Financial Officer)