Form 10-Q
period 1995-06-30
EASTERN UTILITIES ASSOCIATES
filed 1995-08-11
CIK 31224

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
   Washington, D.C.  20549

          FORM 10-Q

 (Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended                    June 30, 1995

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

    Yes...X.......No..........


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
              Class                          Outstanding at July 31, 1995
        Common Shares, $5 par value          20,309,714 shares

 PART I - FINANCIAL INFORMATION

         Item 1. Financial Statements
  EASTERN UTILITIES ASSOCIATES
 CONSOLIDATED CONDENSED BALANCE SHEETS
 (In Thousands)

                                                            June 30,       December 31,
         ASSETS                                               1995            1994

         Utility Plant and Other Investments:
            Utility Plant in Service                     $ 1,025,258     $ 1,020,859
            Less:  Accumulated Provision for Depreciation
                       and Amortization                      321,096         304,034
            Net Utility Plant in Service                     704,162         716,825
            Construction Work in Progress                     20,756           8,389
                 Net Utility Plant                           724,918         725,214
            Investments in Jointly Owned Companies            69,621          70,675
            Non-Utility Plant - Net                          109,106         107,803
                 Total Plant and Other Investments           903,645         903,692
         Current Assets:
            Cash and Temporary Cash Investments               11,441          20,109
            Accounts Receivable, Net                          87,631          89,348
            Notes Receivable                                  19,494          13,906
            Materials and Supplies                            13,438          15,168
            Other Current Assets                              12,069           8,517
                 Total Current Assets                        144,073         147,048
         Deferred Debits and Other Non-Current Assets        182,716         183,309
                 Total Assets                            $ 1,230,434     $ 1,234,049
         LIABILITIES AND CAPITALIZATION
         Capitalization:
            Common Shares, $5 Par Value                  $   101,513     $    99,685
            Other Paid-In Capital                            218,256         212,990
            Common Share Expense                              (3,899)         (3,849)
            Retained Earnings                                 59,493          56,617
                 Total Common Equity                         375,363         365,443
            Non-Redeemable Preferred Stock - Net               6,900           6,900
            Redeemable Preferred Stock - Net                  25,870          25,390
            Long-Term Debt - Net                             449,728         455,412
                 Total Capitalization                        857,861         853,145
         Current Liabilities:
            Long-Term Debt Due Within One Year                43,203          41,601
            Notes Payable                                     43,075          31,678
            Preferred Stock Sinking Fund                          50              50
            Accounts Payable                                  30,587          33,442
            Taxes Accrued                                      4,688           6,465
            Interest Accrued                                   9,080          10,889
            Other Current Liabilities                         10,285          29,566
                 Total Current Liabilities                   140,968         153,691
         Deferred Credits and Other Non-Current Liabilities   89,586          89,313
         Accumulated Deferred Taxes                          142,019         137,900
                 Total Liabilities and Capitalization    $ 1,230,434     $ 1,234,049

            See accompanying notes to consolidated condensed financial statements.


  EASTERN UTILITIES ASSOCIATES
    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
   (In Thousands Except Number of Shares and Per Share Amounts)

                                             Three Months Ended          Six Months Ended
                                           June 30,                   June 30,
                                             1995          1994         1995          1994

        Operating Revenues               $  146,119    $  137,269   $  284,086    $  287,466
        Operating Expenses:
            Fuel                             23,643        23,246       45,927        46,429
            Purchased Power                  31,481        29,907       63,455        64,809
            Other Operation and Maintenance  53,445        44,392       94,745        88,705
            Voluntary Retirement Incentive    4,505             0        4,505             0
            Depreciation and Amortization    11,724        12,076       23,480        23,471
            Taxes  - Other Than Income        4,497         6,113       11,054        12,962
                   - Current Income           1,297         2,558        5,248         8,380
                   - Deferred Income          1,056           730        3,117         2,893
                  Total                     131,648       119,022      251,531       247,649
        Operating Income                     14,471        18,247       32,555        39,817
        Other Income (Deductions) - Net       4,234         4,470        8,387         9,780
        Income Before Interest Charges       18,705        22,717       40,942        49,597
        Interest Charges:
            Interest on Long-Term Debt        9,658         9,746       19,318        19,519
            Other Interest Expense            1,480         2,405        2,728         3,684
            Allowance for Borrowed Funds Used
              During Construction (Credit)     (838)         (204)      (1,396)         (549)
        Net Interest Charges                 10,300        11,947       20,650        22,654
        Net Income                            8,405        10,770       20,292        26,943
        Preferred Dividends of Subsidiaries     580           584        1,161         1,167
        Consolidated Net Earnings        $    7,825    $   10,186   $   19,131    $   25,776




        Weighted Average Number of
          Common Shares Outstanding      20,210,861    19,652,160   20,105,183    19,521,353
        Consolidated Earnings Per
          Average Common Share           $     0.38    $     0.52   $     0.95    $     1.32

        Dividends Paid                   $     0.40    $    0.385   $    0.785    $    0.745




    See accompanying notes to consolidated condensed financial statements.



  EASTERN UTILITIES ASSOCIATES
 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
    (In Thousands)
                                                                  Six Months Ended
                                                               June 30,
                                                                 1995          1994
    CASH FLOW FROM OPERATING ACTIVITIES:
    Net Income                                               $   20,292     $ 26,943
    Adjustments to Reconcile Net Income
       to Net Cash Provided from Operating Activities:
          Depreciation and Amortization                          29,307       27,498
          Deferred Taxes                                          3,410        3,505
          Non-cash (Gains)/Expenses on Sales of Investments
            in Energy Savings Projects                           (3,946)         823
          Investment Tax Credit, Net                               (606)        (590)
          Allowance for Funds Used During Construction             (299)        (129)
          Collections and sales of project notes and leases rec. 10,064        3,895
          Other - Net                                             5,245        1,207
    Change in Operating Assets and Liabilities                  (22,837)      (9,744)
    Net Cash Provided From Operating Activities                  40,630       53,408

    CASH FLOW FROM INVESTING ACTIVITIES:
       Construction Expenditures                                (43,572)      (22,823
       Collections on Notes and Lease Receivables of EUA Cogenex    939          621
       Acquisition of Northeast Energy Management, Inc.                       (8,567)
       Increase in Other Investments                                            (327)
    Net Cash (Used in) Investment Activities                    (42,633)      (31,096

    CASH FLOW FROM FINANCING ACTIVITIES:
       Issuances:
          Common Stock                                            3,050        4,584
          Long-Term Debt                                                       7,927
       Redemptions:
          Long-Term Debt                                         (4,125)      (10,954
       Premium on Reacquisition and Financing Expenses              (50)        (607)
       EUA Common Share Dividends Paid                          (15,775)      (14,572
       Subsidiary Preferred Dividends Paid                       (1,162)      (1,167)
       Net Increase (Decrease) in Short-Term Debt                11,397       (1,637)
    Net Cash (Used in) Financing Activities                      (6,665)      (16,426
    Net (Decrease) Increase in Cash and Temp. Cash Investments   (8,668)       5,886

    Cash and Temporary Cash Investments at Beginning of Period   20,109        4,180

    Cash and Temporary Cash Investments at End of Period     $   11,441     $ 10,066

    Supplemental disclosures of cash flow information:
       Cash paid during the period for:
          Interest (Net of Capitalized Interest)             $   20,794     $ 20,356
          Income Taxes                                       $    4,622     $  5,159
    Supplemental schedule of non-cash investing activities:
       Conversion of Investments in Energy Savings
         Projects to Notes and Leases Receivable             $    9,248     $  3,536

 See accompanying notes to consolidated condensed financial statements.

                             EASTERN_UTILITIES_ASSOCIATES
                NOTES_TO_CONSOLIDATED_CONDENSED_FINANCIAL_STATEMENTS


     The accompanying Notes should be read in conjunction with the Notes to Consolidated Financial Statements incorporated in the Eastern Utilities Associates (EUA or the Company) 1994 Annual Report on Form 10-K and the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1995.


Note A - In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of June 30, 1995 and December 31, 1994, and the results of operations for the three and six months ended June 30, 1995 and 1994 and cash flows for the six months ended June 30, 1995 and 1994. Certain reclassifications have been made to prior period financial statements to conform to current period classifications.

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

Note C - Commitments and Contingencies:

         Rate Activity

         On March 21, 1994, Montaup Electric Company (Montaup), the wholesale electric generating and transmission subsidiary of EUA, filed an application with the Federal Energy Regulatory Commission (FERC) for authorization to reduce its wholesale rates by $10.1 million, or three percent. Montaup supplies electricity at wholesale to EUA's retail electric utilities - Eastern Edison Company (Eastern Edison), Blackstone Valley Electric Company (Blackstone) and Newport Electric Corporation (Newport) - and to two non-affiliated municipal utilities. This application was designed to match more closely Montaup's revenues with its decreasing cost of doing business resulting from, among other things, a reduced rate base, lower interest costs and successful cost control efforts.

         On May 21, 1994, Montaup began billing the reduced rates and on April 14, 1995 FERC approved a settlement agreement between Montaup and the intervenors in the case calling for an annual reduction of approximately $13.9 million (inclusive of the filed $10.1 million reduction).

         Montaup refunded to its customers the difference collected between the $10.1 million filed reduction and the $13.9 million settled reduction in April 1995. Montaup had previously reserved for this refund.

Note C - Commitments and Contingencies (Cont'd):

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

         On April 7, 1995, Maine Yankee announced its intention to further explore sleeving all 17,000 steam generator tubes and on May 22, 1995 the Maine Yankee Board of Directors authorized a sleeving project to go forward. Although testing of all tubes revealed that approximately 40% of the tubes were free of defects, Maine Yankee is in the process of sleeving all of the tubes as a preventative safety measure. Sleeving involves the inserting of a tube of slightly smaller diameter into the defective tube; the sleeve is welded in place and acts as a new tube. Sleeving is a proven technology and must meet rigorous federal standards of safety and licensing. This sleeving project is expected to be completed in December 1995.

         Montaup owns 4% of the Common Stock of Maine Yankee. Montaup's share of the current estimated cost of the sleeving project is approximately $1.6 million and is recoverable through rates.

         Other

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

         In April 1995 Montaup filed a motion for summary judgement and in June 1995 the court granted Montaup's motion. In July, Aquidneck filed for appeal of the court's decision.

         Montaup, EUA and EUA Service intend to vigorously contest the appeal and continue to believe that Aquidneck's claims have no basis in law.

     EUA Cogenex, through its EUA WestCoast L.P., has had under development a cogeneration facility of approximately 1.5 MW. As of June 30, 1995, WestCoast's investment in the project was approximately $5.8 million. The cogeneration facility has experienced numerous start-up delays and cost overruns. The host of the facility has taken the position that the energy services agreement between WestCoast and itself is terminated due to, among other things, failure to complete the project. WestCoast disagrees with the host's right to terminate, but has decided not to contest the host's purported termination.

     In June 1993, WestCoast filed a lawsuit against the contractors responsible for the design and construction of the facility, as well as the surety on the contractor's performance bond. Certain defendants in that action have filed cross-complaints against WestCoast and EUA Cogenex, seeking, among other things, approximately $300,000 for payments withheld by WestCoast due to the contractor's deficient performance. A contractor has also filed a cross-complaint against the host. Additionally, the host has also stated that it intends to file a cross-complaint against Cogenex and the other parties in the litigation, seeking at least $7 million in damages arising from lost economic advantage.

     EUA Cogenex intends to vigorously prosecute its claims against the contractors and surety and defend itself against any cross-complaints. EUA Cogenex cannot predict the ultimate resolution of this matter; it is possible that EUA Cogenex's investment may not be fully recovered.


Item_2.  Management's_Discussion_and_Analysis_of_Financial_Condition_and_Results
                                   of_Operations


     The following is Management's discussion and analysis of certain significant factors affecting the Company's earnings and financial condition for the interim periods presented in this Form 10-Q.

Voluntary Retirement Incentive Offer

     On March 15, 1995, EUA announced a corporate reorganization which, among other things, consolidated management of Eastern Edison, Blackstone and Newport. As part of the reorganization, a voluntary retirement incentive was offered to sixty-six EUA System employees. Forty-nine of those eligible for the program accepted the incentive and retired effective June 1, 1995. The cost of this incentive program amounted to a one-time $4.5 million pre-tax ($2.7 million after-tax) charge to second quarter 1995 earnings. The estimated payback period is approximately 18 months.

Overview

     Consolidated Net Earnings for the quarter ended June 30, 1995 were $7.8 million compared to $10.2 million in the second quarter of 1994. The second quarter 1995 earnings include a one-time charge of $2.7 million, on an after-tax basis, related to the voluntary retirement incentive offer. Net Earnings contributions by Business Unit for the second quarter of 1995 and 1994 were as follows (000's):

                                         Three Months Ended June 30,

                                                            Increase
                                    1995        1994       (Decrease)


     Core Electric Business         $ 6,456   $ 7,415        $  (959)
     Energy Related Business          1,337     3,476         (2,139)
     Corporate                           32      (705)           737
         Consolidated               $ 7,825   $10,186        $(2,361)
                                    =======   =======        ========

     Net Earnings of the Core Electric Business for the second quarter of 1995 decreased by $1.0 million due primarily to the one-time charge related to the voluntary retirement incentive offer and the impact of Montaup's wholesale rate reduction implemented on May 21, 1994. Offsetting these impacts somewhat were reductions in litigation expenses resulting from recently received favorable court decisions, a decrease in taxes other than income and a slight increase in the second quarter kWh sales.

     Net Earnings of the Energy Related Business Unit decreased by approximately $2.1 million in the second quarter of 1995 as compared to the same period of a year ago due primarily to increased operating and development expenses of new business ventures of EUA Energy Investment Corporation (EUA Energy) aggregating $900,000. Also second quarter 1994 results included $1.3 million of investment tax credits recorded by EUA Ocean State.

     The Corporate Business Unit Net Earnings for the second quarter of 1995 compared to the same period in 1994 increased by approximately $0.7 million due primarily to decreased interest and legal expenses.

     Consolidated Net Earnings for the six months ended June 30, 1995 were $19.1 million compared to $25.8 million for the same period of 1994. Net Earnings contributions by Business Unit for the first six months of 1995 and 1994 were as follows (000's):

                                           Six Months Ended June 30,

                                                                 Increase
                                         1995        1994       (Decrease)

     Core Electric Business            $17,092     $20,642        $(3,550)
     Energy Related Business             1,845       5,725         (3,880)
     Corporate                             194        (591)           785
         Consolidated                  $19,131     $25,776        $(6,645)
                                       =======     =======        =======

     Net Earnings of the Core Electric Business for the first half of 1995 decreased by $3.6 million. The voluntary retirement incentive offer and Montaup's 1994 rate reduction were the principal reasons for the decrease in year-to-date earnings contributions of the Core Electric Business. Also, a 1.8% decrease in kWh sales in the period had a negative impact on this business unit's earnings. Offsetting these impacts somewhat were reductions in litigation expenses and taxes other than income.

     Net Earnings of the Energy Related Business Unit decreased by approximately $3.9 million in the first six months of 1995 as compared to the same period of a year ago. The principal reasons for this decrease were additional operating and development expenses of new business ventures of EUA Energy aggregating $2.7 million. Also, 1994 results included $1.3 million of investment tax credits recorded by EUA Ocean State in the second quarter of 1994. EUA Cogenex's year-to-date earnings contribution decreased by approximately $500,000 due primarily to increased costs related to new product development of its EUA Day division and lower earnings from its cogeneration portfolio (see below).

     The Corporate Business Unit Net Earnings for the first six months of 1995 compared to the same period in 1994 increased by approximately $0.8 million due primarily to decreased interest and legal expenses.

EUA Cogenex's Cogeneration Portfolio

     EUA Cogenex, through its EUA WestCoast L.P., has had under development a cogeneration facility of approximately 1.5 MW. As of June 30, 1995, WestCoast's investment in the project was approximately $5.8 million. The cogeneration facility has experienced numerous start-up delays and cost overruns. The host of the facility has taken the position that the energy services agreement between WestCoast and itself is terminated due to, among other things, failure to complete the project. WestCoast disagrees with the host's right to terminate, but has decided not to contest the host's purported termination.

     In June 1993, WestCoast filed a lawsuit against the contractors responsible for the design and construction of the facility, as well as the surety on the contractor's performance bond. Certain defendants in that action have filed cross-complaints against WestCoast and EUA Cogenex, seeking, among other things, approximately $300,000 for payments withheld by WestCoast due to the contractor's deficient performance. A contractor has also filed a cross-complaint against the host. Additionally, the host has also stated that it intends to file a cross-complaint against Cogenex and the other parties in the litigation, seeking at least $7 million in damages arising from lost economic advantage.

     EUA Cogenex intends to vigorously prosecute its claims against the contractors and surety and defend itself against any cross-complaints. EUA Cogenex cannot predict the ultimate resolution of this matter; it is possible that EUA Cogenex's investment may not be fully recovered.

     In addition to the above mentioned cogeneration project, EUA Cogenex also has approximately 23MW of installed cogeneration capacity, with an aggregate investment of approximately $23 million as of June 30, 1995. The cogeneration portfolio's financial performance has been below expectation, and as a result, EUA Cogenex has ceased investing in new projects. Further, EUA Cogenex is now re-evaluating its continued presence in this line of business, in light of: (i) continued poor financial performance; (ii) increasing environmental regulation; and (iii) competition resulting from electric utility deregulation. As a result, EUA Cogenex is soliciting offers to purchase the cogeneration portfolio and any sale of all or a portion of the portfolio may result in a loss.

Operating_Revenues

     Operating Revenues for the second quarter of 1995 increased by $8.8 million or 6.5% when compared to the same period of 1994. Revenues by Business Unit operations were as follows (000's):

                                    Three Months Ended June 30,

                                                            Increase
                                       1995        1994    (Decrease)

     Core Electric Business            $119,217    $119,255  $  (38)
     Energy Related Business             26,902      18,014   8,888
     Corporate                                0           0       0
         Consolidated                  $146,119    $137,269  $8,850
                                       ========    ========  =======

     Core Electric Business revenues include the negative impact of Montaup's $13.9 million annual wholesale rate reduction implemented on May 21, 1994 essentially offset by recoveries of increased fuel and purchased power expenses (see Operations Expense below).

     EUA Cogenex revenues, which account for all of the Energy Related Business Unit revenues, increased by $8.9 million due primarily to increases in partnership project sales and Nova division revenues. (See offsetting impacts in operating expenses below).

     Operating Revenues for the first six months of 1995 decreased by $3.4 million or 1.2% when compared to the same period of 1994. Operating Revenues by Business Unit for the first six months of 1995 and 1994 were as follows (000's):

                                    Six Months Ended June 30,

                                                        Increase
                                       1995    1994     (Decrease)

     Core Electric Business         $241,955  $251,703  $(9,748)
     Energy Related Business          42,131    35,763    6,368
     Corporate                             0         0        0
         Consolidated               $284,086  $287,466   (3,380)
                                    ========  ========   =======

     Core Electric Business revenues decreased by $9.7 million due primarily to Montaup's 1994 wholesale rate reduction and recoveries of lower fuel and purchased power expenses. A year-to-date decrease in primary kilowatthour sales of 1.8% also contributed to the decrease in revenues.

     EUA Cogenex revenues increased by $6.4 million due primarily to increases in partnership project sales and Nova division revenues.

KWH Sales

     Primary kWh sales of electricity by EUA's Core Electric Business Unit increased slightly in the second quarter of 1995 compared to the same period last year only partially offsetting dismal first quarter sales results. Year-to-date June 30, 1995 sales of electricity decreased by 1.8% compared to the same period of 1994 as a result of the unusually mild weather in the first quarter of this year. A 1.8% improvement in year-to-date industrial sales, however, is an indication of slowly improving economic conditions in EUA's service territory. Total energy sales for the three and six months ended June 30, 1995 decreased 23.2% and 20.3% respectively, due mainly to decreased energy sales to the New England Power Pool and decreased short-term unit contract energy sales. Power purchase contracts of Montaup totaling 41mw which expired in October 1994 resulted in lower kilowatthours available to Montaup for interchange and short-term energy sales. These interchange and short-term energy sales essentially recover fuel costs only and have little or no earnings impact.

Operations_Expense

     Fuel expense of the Core Electric Business for the second quarter of 1995 increased from that of the same period in 1994 by approximately $400,000 or 1.7% while for the year-to-date period fuel expense decreased approximately $500,000 or 1.1%. Decreases in total energy generated and purchased of 23.2% and 20.3% for the three and six months ended June 30, 1995, respectively, lowered fuel expense for both periods of 1995. More than offsetting this impact on fuel expense in the second quarter and partially offsetting the year to date impact were increases in the average cost of fuel of 30.5% and 19.6% for the three and six month periods, respectively, and purchased power-energy previously recorded as purchased power expense by Newport now recorded as fuel expense by Montaup as a result of Newport becoming an all-requirements customer of Montaup effective May 21, 1994. This classification adjustment increased fuel expense and decreased purchased power expense by $600,000 and $1.8 million in the second quarter and year-to-date periods of 1995, respectively.

     Purchased Power demand expense for the second quarter of 1995 increased $1.6 million or 5.3% and decreased $1.4 million or 2.1% for the six months ended June 30, 1995. These changes are due primarily to the net impact of increased billings from the Ocean State Power project and the Yankee nuclear units aggregating $3.9 million and $5.1 million for the second quarter and year-to-date periods, respectively, decreases of $2.1 million and $4.2 million for the respective periods related to 41 mw of power purchase contracts which expired in October 1994 and the classification adjustments discussed above.

     Other Operation and Maintenance expenses for the quarter and six months ended June 30, 1995 increased approximately $9.1 million or 20.4% and $6.0 million or 6.8%, respectively, from the same periods in 1994. EUA Cogenex expenses increased $10.3 million and $7.6 million for the respective periods and are directly related to increased revenues (see above) and increased personnel and benefits costs. Operating and development expenses of new business ventures of EUA Energy increased $900,000 and $2.7 million in the respective periods. Direct controllable expenses decreased $1.4 million and $3.3 million for the respective periods and indirect expenses decreased $500,000 and $700,000 in the second quarter and year-to-date periods, respectively, due mainly to lower conservation and load management expenses.

Taxes Other Than Income

     Taxes other than income decreased $1.6 million and $1.9 million in the three and six month periods ended June 30, 1995 compared to the same periods of 1994. The June 1995 reversal of previously over-accrued property taxes and lower Rhode Island gross receipts taxes, directly related to lower revenues and a decrease in the gross receipts tax rate, account for most of these changes.

Effective Income Tax Rate

     The EUA System's composite federal and state effective tax rate was approximately 29.6% and 33.7%, respectively, for the quarter and six months ended June 30, 1995 compared to approximately 26.2% and 32.7%, respectively, for the same periods in 1994. The increases are primarily due to $1.3 million of tax credits recorded in the second quarter of 1994 by EUA Ocean State related to its partnership investment in the Ocean State Power Project.

Other_Income_(Deductions) -_Net


     Other Income and (Deductions)-Net decreased $1.4 million or 14.2% in the current year-to-date period as compared to the corresponding period in the prior year due primarily to the absence of $1.3 million of investment tax credits recorded in June 1994 by EUA Ocean State.

Interest_Charges

     Net interest charges for the quarter and six months ended June 30, 1995 decreased approximately $1.6 million and $2.0 million respectively, as compared to the same periods of 1994. These decreases were due primarily to increases in capitalized interest of EUA Cogenex of $600,000 and $800,000 for the respective periods related to increased construction activity in 1995 and decreased other interest expense of Eastern Edison and Montaup due to interest expense provisions recorded in June 1994 aggregating approximately $1.0 million related to Internal Revenue Service audits.

Electric Utility Industry Restructuring

     On May 12, 1995, Blackstone and Newport along with other members of the Rhode Island Electric Industry Restructuring Collaborative (the Rhode Island Collaborative), submitted to the Rhode Island Public Utilities Commission a Report and Set of Interdependent Principles addressing industry restructuring. On July 17, 1995, Eastern Edison Company, along with other members of the Electric Industry Restructuring Roundtable (the Massachusetts Roundtable) in Massachusetts filed a similar set of principles with the Massachusetts Department of Public Utilities.

     The Rhode Island Collaborative and the Massachusetts Roundtable consist of a number of different utilities, industrial users, environmental groups and consumer advocates. These filings are intended to be statements of the consensus position by the signatories of the interdependent principles that should underlie any electric industry restructuring proposal and include but are not limited to principles addressing stranded cost recovery, unbundling of services and demand side management programs. Each filing was submitted on the condition they be approved in full by the respective Commissions. The Commissions of each state are assessing the principles and are expected to make recommendations to implement a competitive environment in the industry.

Liquidity_and_Sources_of_Capital

     The EUA system's need for permanent capital is primarily related to investments in facilities required to meet the needs of its existing and future customers.

     Traditionally, cash construction requirements not met with internally generated funds are financed through short-term borrowings which are ultimately funded with permanent capital. At June 30, 1995, EUA System companies maintained short-term lines of credit with various banks aggregating approximately $150 million. Outstanding short-term debt at June 30, 1995 and December 31, 1994 by Business Unit was as follows (000's):

                                 June 30, 1995      December 31, 1994

     Core Electric Business         $ 6,087             $     0
     Energy Related Business         25,610              23,476
     Corporate                       11,378               8,202
         Consolidated               $43,075             $31,678
                                    =======             =======

     For the six months ended June 30, 1995 internally generated funds available after the payment of dividends amounted to approximately $42.3 million while the EUA System's cash construction requirements amounted to approximately $43.6 million for the same period. Various laws, regulations and contract provisions limit the use of EUA's internally generated funds such that the funds generated by one subsidiary are not generally available to fund the operations of another subsidiary.

     On April 17, 1995, the Trustees of EUA voted to increase the quarterly dividend 1.5 cents per share from 38.5 cents per share to 40 cents per share. The first quarterly dividend at the new rate was payable May 15, 1995 to shareholders of record on May 1, 1995.


                            PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     See Notes to Consolidated Condensed Financial Statements, Note C - Commitments and Contingencies under Other for a discussion of legal proceedings involving Montaup and EUA Cogenex.

Item 5.  Other Information

     On May 1, 1995 EUA Cogenex completed the acquisition of Highland Energy Group, Inc. (Highland) of Boulder, Colorado in exchange for $4.2 million of EUA Common Shares (176,258 shares) plus a possible deferred payment of up to $3.8 million in EUA Common Shares contingent upon post-acquisition performance. Highland is an energy services and demand side management company operating as a wholly-owned subsidiary of EUA Cogenex.

Item 6.  Exhibits_and_Reports_on_Form_8-K

     (a) Exhibits - None

     (b) Reports on Form 8-K

     -   none filed in the quarter ended June 30, 1995







                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Eastern_Utilities_Associates______
                                            (Registrant)



Date:  August_11,_1995              /s/ Richard M. Burns
                                    Richard M. Burns, Comptroller
                                      (on behalf of the Registrant and
                                        as Chief Accounting Officer)