Form 10-Q
period 1995-09-30
EASTERN UTILITIES ASSOCIATES
filed 1995-11-13
CIK 31224

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
   Washington, D.C.  20549

          FORM 10-Q

 (Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended                    September 30, 1995

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

    Yes...X.......No..........


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
              Class                          Outstanding at October 31, 1995
        Common Shares, $5 par value          20,378,862 shares

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

EASTERN UTILITIES ASSOCIATES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)


                                                           September 30,   December 31,
         ASSETS                                               1995            1994
         Utility Plant and Other Investments:
            Utility Plant in Service                     $ 1,025,151     $ 1,020,859
            Less:  Accumulated Provision for Depreciation
                       and Amortization                      328,054         304,034
            Net Utility Plant in Service                     697,097         716,825
            Construction Work in Progress                     24,673           8,389
                 Net Utility Plant                           721,770         725,214
            Investments in Jointly Owned Companies            69,014          70,675
            Non-Utility Plant - Net                           85,807         107,803
                 Total Plant and Other Investments           876,591         903,692
         Current Assets:
            Cash and Temporary Cash Investments               23,667          20,109
            Accounts Receivable, Net                          90,430          89,348
            Notes Receivable                                  21,759          13,906
            Materials and Supplies                            14,364          15,168
            Other Current Assets                              10,715           8,517
                 Total Current Assets                        160,935         147,048
         Deferred Debits and Other Non-Current Assets        180,794         183,309
                 Total Assets                            $ 1,218,320     $ 1,234,049
         LIABILITIES AND CAPITALIZATION
         Capitalization:
            Common Shares, $5 Par Value                  $   101,860     $    99,685
            Other Paid-In Capital                            219,485         212,990
            Common Share Expense                              (3,909)         (3,849)
            Retained Earnings                                 54,212          56,617
                 Total Common Equity                         371,648         365,443
            Non-Redeemable Preferred Stock - Net               6,900           6,900
            Redeemable Preferred Stock - Net                  26,111          25,390
            Long-Term Debt - Net                             444,747         455,412
                 Total Capitalization                        849,406         853,145
         Current Liabilities:
            Long-Term Debt Due Within One Year                46,705          41,601
            Notes Payable                                     28,660          31,678
            Preferred Stock Sinking Fund                          50              50
            Accounts Payable                                  31,212          33,442
            Taxes Accrued                                      7,461           6,465
            Interest Accrued                                   9,956          10,889
            Other Current Liabilities                         20,522          29,566
                 Total Current Liabilities                   144,566         153,691
         Deferred Credits and Other Non-Current Liabilities   88,503          89,313
         Accumulated Deferred Taxes                          135,845         137,900
                 Total Liabilities and Capitalization    $ 1,218,320     $ 1,234,049

            See accompanying notes to consolidated condensed financial statements.

EASTERN UTILITIES ASSOCIATES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In Thousands Except Number of Shares and Per Share Amounts)



                                             Three Months Ended          Nine Months Ended
                                             September 30,              September 30,
                                             1995          1994         1995          1994
        Operating Revenues               $  143,950    $  143,859   $  428,036    $  431,325
        Operating Expenses:
          Fuel                               24,973        24,078       70,900        70,507
          Purchased Power                    30,577        33,112       94,032        97,921
          Other Operation and Maintenance    44,695        44,876      139,456       133,581
          Voluntary  Retirement Incentive         0             0        4,505             0
          Depreciation and Amortization      11,073        11,802       34,553        35,273
          Taxes Other than Income             5,005         5,867       16,043        18,829
          Income Taxes - Current              5,556         3,435       10,804        11,815
                       - Deferred             1,804         2,479        4,921         5,372
                 Total                      123,683       125,649      375,214       373,298
        Operating Income                     20,267        18,210       52,822        58,027
        Other Income - Net                    4,481         6,468       12,868        16,248
        Loss on Disposal of Cogeneration
            Operations                      (18,086)                   (18,086)
        Income Tax Impact of Loss on Disposal
            of Cogeneration Operations        7,588                      7,588
        Income Before Interest Charges       14,250        24,678       55,192        74,275
        Interest Charges:
            Interest on Long-Term Debt        9,593         9,730       28,911        29,249
            Other Interest Expense            1,592         1,393        4,320         5,077
            Allowance for Borrowed Funds Used
              During Construction (Credit)     (601)         (345)      (1,997)         (894)
        Net Interest Charges                 10,584        10,778       31,234        33,432
        Net Income                            3,666        13,900       23,958        40,843
        Preferred Dividends of Subsidiaries     582           583        1,743         1,750
        Consolidated Net Earnings        $    3,084    $   13,317   $   22,215    $   39,093



        Weighted Average Number of
          Common Shares Outstanding      20,336,703    17,762,952   20,183,205    19,602,771
        Consolidated Earnings Per
          Average Common Share           $     0.15    $     0.67   $     1.10    $     1.99

        Dividends Paid                   $     0.40    $    0.385   $    1.185    $     1.13

                               See accompanying notes to consolidated condensed financial statements.


EASTERN UTILITIES ASSOCIATES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                 1995          1994
    CASH FLOW FROM OPERATING ACTIVITIES:
    Net Income                                               $   23,958     $ 40,843
    Adjustments to Reconcile Net Income
       to Net Cash Provided from Operating Activities:
          Depreciation and Amortization                          42,799       41,136
          Deferred Taxes                                         (1,884)       6,083
          Non-cash (Gains)/Expenses on Sales of Investments
            in Energy Savings Projects                           (2,232)       1,232
          Loss on Disposition of Cogeneration Projects           18,086
          Investment Tax Credit, Net                               (909)        (885)
          Allowance for Funds Used During Construction             (471)        (205)
          Collections and sales of project
             notes and leases receivable                         16,312        9,236
          Other - Net                                             6,873        1,699
    Change in Operating Assets and Liabilities                  (19,430)      (5,011)
    Net Cash Provided From Operating Activities                  83,102       94,128

 .    CASH FLOW FROM INVESTING ACTIVITIES:
       Construction Expenditures                                (63,574)      (38,551
       Collections on Notes and Lease Receivables of EUA Cogenex  2,392        1,451
       Acquisition of Northeast Energy Management, Inc.                       (8,567)
       Proceeds from Disposal of Cogeneration Assets             11,501
       Increase in Other Investments                                            (330)
    Net Cash (Used in) Investment Activities                    (49,681)      (45,997

    CASH FLOW FROM FINANCING ACTIVITIES:
       Issuances:
          Common Stock                                            4,520        7,096
          Long-Term Debt                                                       7,927
       Redemptions:
          Long-Term Debt                                         (5,664)      (10,975
       Premium on Reacquisition and Financing Expenses              (60)        (677)
       EUA Common Share Dividends Paid                          (23,899)      (22,162
       Subsidiary Preferred Dividends Paid                       (1,742)      (1,750)
       Net (Decrease) Increase in Short-Term Debt                (3,018)      (5,531)
    Net Cash (Used in) Provided from Financing Activities       (29,863)     (26,072)
    Net Increase (Decrease) in Cash and Temp. Cash Investments    3,558       22,059

    Cash and Temporary Cash Investments at Beginning of Period   20,109        4,180

    Cash and Temporary Cash Investments at End of Period     $   23,667     $ 26,239

    Supplemental disclosures of cash flow information:
       Cash paid during the period for:
          Interest (Net of Capitalized Interest)             $   30,096     $ 30,928
          Income Taxes                                       $    6,596     $ 12,786
    Supplemental schedule of non-cash investing activities:
       Conversion of Investments in Energy Savings
         Projects to Notes and Leases Receivable             $   14,158     $  6,578

 See accompanying notes to consolidated condensed financial statements.

                             EASTERN_UTILITIES_ASSOCIATES
                NOTES_TO_CONSOLIDATED_CONDENSED_FINANCIAL_STATEMENTS


     The accompanying Notes should be read in conjunction with the Notes to Consolidated Financial Statements incorporated in the Eastern Utilities Associates (EUA or the Company) 1994 Annual Report on Form 10-K and the Company's Quarterly Report on Form 10-Q for the periods ended March 31, and June 30, 1995.

Note A - In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of September 30, 1995 and December 31, 1994, and the results of operations for the three and nine months ended September 30, 1995 and 1994 and cash flows for the nine months ended September 30, 1995 and 1994. Certain reclassifications have been made to prior period financial statements to conform to current period classifications.

         The reduction in Non-Utility Plant-Net on the September 30, 1995 Consolidated Condensed Balance Sheet relates to EUA Cogenex's decision to discontinue its cogeneration operations effective July 1, 1995.

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

Note C - Commitments and Contingencies (Cont'd):

         Montaup refunded to its customers the difference collected between the $10.1 million filed reduction and the $13.9 million settled reduction in April 1995. Montaup had previously reserved for this refund.

         Legal Proceedings

         EUA Cogenex, through its EUA WestCoast L.P. (WestCoast), had under development a cogeneration facility of approximately 1.5 MW. As of July 1, 1995, WestCoast's investment in the project was approximately $5.8 million. The cogeneration facility experienced numerous start-up delays and cost overruns. The host of the facility has taken the position that the energy services agreement between WestCoast and itself is terminated due to, among other things, failure to complete the project. WestCoast disagrees with the host's right to terminate, but has decided not to contest the host's purported termination.

         In June 1993, WestCoast filed a lawsuit against the contractors responsible for the design and construction of the facility, as well as the surety which issued a performance bond guaranteeing construction. Certain defendants in that action have filed cross-complaints against WestCoast and EUA Cogenex, seeking, among other things, approximately $300,000 for payments withheld by WestCoast due to the contractor's deficient performance. A contractor has also filed a cross-complaint against the host. Additionally, the host has filed a cross-complaint against Cogenex and the other parties in the litigation, seeking approximately $7 million in damages arising principally from lost economic advantage.

         EUA Cogenex intends to vigorously prosecute its claims against the contractors and surety and defend itself against any cross-complaints. EUA Cogenex cannot predict the ultimate resolution of this matter. As a result of EUA Cogenex's decision to discontinue cogeneration operations effective as of July 1, 1995, EUA Cogenex has recorded a reserve for its total investment in this project which is included in the one-time after-tax charge to earnings of approximately $10.5 million. (See Management's Discussion and Analysis of Financial Condition and Results of Operations under Discontinuation of Cogeneration Operations).

         On December 13, 1994, the United States District Court for the District of Massachusetts (District Court) issued a judgment against Blackstone, finding Blackstone liable to the Commonwealth of Massachusetts (Commonwealth) for the full amount of response costs incurred by the Commonwealth in the cleanup of 5,000 cubic yards of soil mixed with oxide box waste, a by-product of manufactured gas at a site at Mendon Road in Attleboro, Massachusetts. The judgment also found Blackstone liable for interest and litigation expenses calculated to the date of judgment. The total liability at December 31, 1994 was approximately $5.9 million, including approximately $3.6 million in interest which has accumulated since 1985.

         Due to the uncertainty of the ultimate outcome of this proceeding and anticipated recoverability, Blackstone recorded the $5.9 million December 13, 1994 District Court judgment as a deferred debit and this amount is included with Other Assets at December 31, 1994 and September 30, 1995.

         Blackstone filed a Notice of Appeal of the court's judgment and filed its brief with the United States Court of Appeals for the First Circuit (First Circuit) on February 24, 1995. On October 6, 1995 the First Circuit vacated the District Court's judgment and ordered the District Court to refer the matter to the EPA to determine whether a chemical in the oxide box waste is a hazardous substance.

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

         On January 28, 1994, Blackstone filed a complaint in the United States District Court for the District of Massachusetts, seeking, among other relief, contribution and reimbursement from Stone & Webster Inc., of New York City and several of its affiliated companies (Stone & Webster), and Valley Gas Company of Cumberland, Rhode Island (Valley) for any damages incurred by Blackstone regarding the Mendon Road site. On November 7, 1994, the court denied motions to dismiss the complaint which were filed by Stone & Webster and Valley.

         In addition, Blackstone has notified certain liability insurers and has filed claims with respect to the Mendon Road site, as well as other sites.


Item_2.  Management's_Discussion_and_Analysis_of_Financial_Condition_and_
                            Results of_Operations


     The following is Management's discussion and analysis of certain significant factors affecting the Company's earnings and financial condition for the interim periods presented in this Form 10-Q.

Discontinuation of Cogeneration Operations

     In September 1995, EUA announced that EUA Cogenex was discontinuing its cogeneration operations effective as of July 1, 1995 because overall, the total cogeneration portfolio had not performed up to expectations. The total net investment of EUA Cogenex's cogeneration portfolio was $29.2 million at July 1, 1995. Cogenex has sold a majority of its operating cogeneration portfolio to Ridgewood Electric Power Trust III. The decision to discontinue the underperforming cogeneration operations and the subsequent sale of a majority of the operating cogeneration portfolio resulted in a one-time, after-tax charge of approximately $10.5 million, or 52 cents per common share, in the quarter ended September 30, 1995.

     Discontinuance of the cogeneration business will allow Cogenex to devote maximum resources to the business segment that has been the most profitable and holds the most growth potential -- providing integrated energy services to commercial, institutional and industrial customers. See EUA WestCoast L.P., below, for discussion of litigation concerning one of EUA Cogenex's cogeneration projects.

Voluntary Retirement Incentive Offer

     On March 15, 1995, EUA announced a corporate reorganization which, among other things, consolidated management of Eastern Edison, Blackstone and Newport. As part of the reorganization, a voluntary retirement incentive (VRI) was offered to sixty-six EUA System employees. Forty-nine of those eligible for the program accepted the incentive and retired effective June 1, 1995. The cost of this incentive program amounted to a one-time $4.5 million pre-tax ($2.7 million after-tax) charge to second quarter 1995 earnings. The estimated payback period is approximately 18 months.

Overview

     Consolidated Net Earnings for the quarter ended September 30, 1995 were $3.1 million compared to $13.3 million in the third quarter of 1994. The third quarter 1995 earnings include a one-time after-tax charge of $10.5 million, related to the loss on discontinuance of cogeneration operations (discussed above). Net Earnings contributions by Business Unit for the third quarter of 1995 and 1994 were as follows (000's):

                                    Three Months Ended September 30,

                                                            Increase
                                      1995      1994       (Decrease)

     Core Electric Business         $12,593   $10,739        $  1,854
     Energy Related Business         (9,522)    2,970         (12,492)
     Corporate                           13      (392)            405
         Consolidated               $ 3,084   $13,317        $(10,233)
                                    =======   =======        =========

     Net Earnings of the Core Electric Business for the third quarter of 1995 increased by $1.9 million due primarily to a 1.9% increase in kWh sales and a decrease in operating expenses including savings from the voluntary retirement incentive offer and lower property tax expense.

     Net Earnings of the Energy Related Business Unit decreased by approximately $12.5 million in the third quarter of 1995 as compared to the same period of a year ago due primarily to the one-time, after-tax charge of $10.5 million related to Cogenex's discontinuance of its cogeneration operations and increased losses of EUA Energy Investment Corporation (EUA Energy) aggregating $300,000 related to increased operating and development expenses of new business ventures. Also, third quarter 1994 results included $1.3 million of investment tax credits recorded by EUA Ocean State.

     The Corporate Business Unit Net Earnings for the third quarter of 1995 compared to the same period in 1994 increased by approximately $0.4 million due primarily to decreased amortization and legal expenses.

     Consolidated Net Earnings for the nine months ended September 30, 1995 were $22.2 million compared to $39.1 million for the same period of 1994.
Net Earnings contributions by Business Unit for the first nine months of 1995 and 1994 were as follows (000's):

                                         Nine Months Ended September 30,

                                                                 Increase
                                         1995        1994       (Decrease)

     Core Electric Business            $29,686     $31,381        $ (1,695)
     Energy Related Business            (7,678)      8,695         (16,373)
     Corporate                             207        (983)          1,190
         Consolidated                  $22,215     $39,093        $(16,878)
                                       =======     =======        =========

     Net Earnings of the Core Electric Business for the nine months ended September 30, 1995 decreased by $1.7 million. The VRI offer and Montaup's 1994 rate reduction, effective May 21, 1994, were the principal reasons for the decrease in year-to-date earnings contributions of the Core Electric Business. Offsetting these impacts somewhat were reductions in litigation expenses, property taxes and other operating expenses including savings resulting from the VRI offer.

     Net Earnings of the Energy Related Business Unit decreased by approximately $16.4 million in the nine months ended September 30, 1995 as compared to the same period of a year ago. The principal reasons for this decrease were the one-time after-tax charge of $10.5 million related to Cogenex's discontinuance of its cogeneration operations, increased costs related to new product development of EUA Cogenex's EUA Day division and increased losses of EUA Energy aggregating $2.4 million related to additional operating and development expenses of new business ventures. Also, 1994 results included $2.6 million of investment tax credits recorded by EUA Ocean State.

     The Corporate Business Unit Net Earnings for the first nine months of 1995 compared to the same period in 1994 increased by approximately $1.2 million due primarily to decreased amortization, legal and interest expenses.

EUA WestCoast L.P.

     EUA Cogenex, through its EUA WestCoast L.P. (WestCoast), has had under development a cogeneration facility of approximately 1.5 MW. As of July 1, 1995, WestCoast's investment in the project was approximately $5.8 million. The cogeneration facility has experienced numerous start-up delays and cost overruns. The host of the facility has taken the position that the energy services agreement between WestCoast and itself is terminated due to, among other things, failure to complete the project. WestCoast disagrees with the host's right to terminate, but has decided not to contest the host's purported termination.

     In June 1993, WestCoast filed a lawsuit against the contractors responsible for the design and construction of the facility, as well as the surety which issued a performance bond guaranteeing construction. Certain defendants in that action have filed cross-complaints against WestCoast and EUA Cogenex, seeking, among other things, approximately $300,000 for payments withheld by WestCoast due to the contractor's deficient performance. A contractor has also filed a cross-complaint against the host. Additionally, the host has also stated that it intends to file a cross-complaint against Cogenex and the other parties in the litigation, seeking approximately $7 million in damages arising principally from lost economic advantage.

     EUA Cogenex intends to vigorously prosecute its claims against the contractors and surety and defend itself against any cross-complaints. EUA Cogenex cannot predict the ultimate resolution of this matter. As a result of EUA Cogenex's decision to discontinue cogeneration operations as of July 1, 1995, EUA Cogenex has recorded a reserve for its total investment in this project which is included in the one-time after-tax charge to earnings recorded in the third quarter of 1995 (See Discontinuation of Cogeneration Operations above).

Operating_Revenues

     Operating Revenues for the third quarter of 1995 were relatively unchanged when compared to the same period of 1994. Revenues by Business Unit operations were as follows (000's):

                                    Three Months Ended September 30,

                                                            Increase
                                       1995        1994    (Decrease)

     Core Electric Business            $124,568    $125,053  $ (485)
     Energy Related Business             19,382      18,806     576
     Corporate                                0           0       0
         Consolidated                  $143,950    $143,859  $   91
                                       ========    ========  =======

     Core Electric Business revenues include the negative impact of decreased recoveries of fuel, purchased power and conservation and load management (C&LM) expenses aggregating $1.6 million partially offset by the positive impact of a 1.9% kWh sales increase and increases in other operating revenues. (see Operations Expense below).

     EUA Cogenex revenues, which account for all of the Energy Related Business Unit revenues, increased due to the impact of Cogenex's acquisitions of Highland Energy and Citizens Conservation Corporation in 1995. (See offsetting impacts in operating expenses below).

     Operating Revenues for the first nine months of 1995 decreased by $3.3 million or almost 1.0% when compared to the same period of 1994. Operating Revenues by Business Unit for the first nine months of 1995 and 1994 were as follows (000's):

                                    Nine Months Ended September 30,

                                                         Increase
                                       1995    1994     (Decrease)

     Core Electric Business         $366,523  $376,756  $(10,233)
     Energy Related Business          61,513    54,569     6,944
     Corporate                             0         0         0
         Consolidated               $428,036  $431,325    (3,289)
                                    ========  ========   =======

     Core Electric Business revenues decreased by $10.2 million due primarily to lower purchased power, fuel and C&LM expense recoveries aggregating $6.2 million and Montaup's 1994 wholesale rate reduction.

     EUA Cogenex revenues increased by $6.9 million due primarily to increases in Nova division revenues and the impact of Cogenex's acquisitions of Highland Energy Group and Citizens Conservation Corporation in 1995. (See offsetting impacts in operating expenses below).

KWH Sales

     Primary kWh sales of electricity by EUA's Core Electric Business Unit increased by 1.9% in the third quarter of 1995 compared to the same period last year and coupled with the slight increase in second quarter sales essentially offset the dismal first quarter's sales results. Year-to-date September 30, 1995 sales of electricity were relatively flat compared to the same period of 1994 as a result of the unusually mild weather in the first quarter of this year. A 1.2% improvement in year-to-date industrial sales, however, is an indication of slowly improving economic conditions in EUA's service territory. Total energy sales for the three and nine months ended September 30, 1995 decreased 7.4% and 16.2%, respectively, due mainly to decreased energy sales to the New England Power Pool and decreased short-term unit contract energy sales. Power purchase contracts of Montaup totaling 41 MW which expired in October 1994 resulted in lower kilowatthours available to Montaup for interchange and short-term energy sales. These interchange and short-term energy sales essentially recover fuel costs only and have little or no earnings impact.

Operations_Expense

     Fuel expense of the Core Electric Business increased by $900,000 or 3.7%, and $400,000 or almost 1.0% for the third quarter and year-to-date periods of 1995, respectively, as compared to the same periods of 1994. These changes were caused by increases of 12.5% and 17.2% in the average cost of fuel, offset by the decreases in total energy generated and purchased of 7.4% and 16.2% for the quarter and year-to-date periods, respectively, as discussed above. Also, for the year-to-date period, purchased power-energy, previously recorded as purchased power expense by Newport, was recorded as fuel expense by Montaup as a result of Newport becoming an all-requirements customer of Montaup effective May 21, 1994. This resulted in a classification adjustment which increased fuel expense and decreased purchased power expense by approximately $1.8 million in the year-to-date period of 1995.

     Purchased Power demand expense for the third quarter of 1995 decreased $2.5 million or 7.7% and decreased $3.9 million or 4.0% for the nine months ended September 30, 1995. These changes are due primarily to the net impact of decreases of $1.7 million and $6.0 million for the respective periods related to 41 MW of purchase power contracts which expired in October 1994 and the classification adjustments discussed above. Purchases from other power suppliers decreased $0.8 million and $1.3 million for the respective periods. The year-to-date decrease was partially offset by a $5.2 million increase in billings from the Ocean State Power projects and Yankee nuclear units.

      Other Operation and Maintenance expenses for the third quarter and nine months ended September 30, 1995 increased approximately $0.2 million and $5.9 million respectively, from the same periods in 1994. EUA Cogenex expenses increased $1.4 million and $9.0 million for the respective periods and are directly related to increased revenues (see above) and increased personnel and benefits costs. Operating and development expenses of new business ventures of EUA Energy were relatively flat in the third quarter and increased $2.6 million in the year-to-date period when compared to the same periods of 1994. Offsetting these third quarter increases somewhat were decreases in C&LM and FAS106 expenses aggregating $1.7 million. For the year-to-date period C&LM and FAS106 expenses decreased $2.7 million, in aggregate, and direct controllable expenses decreased by $3.4 million which includes on-going savings resulting from the VRI offer.

Taxes Other Than Income

     Taxes other than income decreased $0.9 million and $2.7 million in the three month and year-to-date periods ended September 30, 1995, respectively, compared to the same periods of 1994. The reversal of previously over-accrued property taxes in the second and third quarters of 1995 and lower Rhode Island gross receipts taxes, related to lower revenues and a decrease in the gross receipts tax rate, account for most of these changes.

Other_Income_(Deductions) -_Net

     Other Income and (Deductions)-Net decreased $2.0 million for the third quarter and $3.4 million for the year-to-date period as compared to the same periods of 1994. These decreases are due primarily to the absence of $1.3 million and $2.6 million in the respective periods of investment tax credits recorded in 1994 by EUA Ocean State.

Interest_Charges

     Net interest charges for the third quarter and nine months ended September 30, 1995 decreased approximately $200,000 and $2.2 million, respectively, as compared to the same periods of 1994. These decreases were due primarily to increases in capitalized interest of EUA Cogenex of $200,000 and $1.0 million for the respective periods related to increased construction activity in 1995. For the year-to-date period other interest expense of Eastern Edison and Montaup decreased due to interest expense provisions recorded in June 1994 aggregating approximately $1.0 million related to Internal Revenue Service audits.

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

     On August 16, 1995, the RIPUC issued an order regarding the principles submitted by the Rhode Island Collaborative (the "RIPUC Order"). The RIPUC Order accepts all but one of the principles with minor modifications to certain language in others and adds a new principle which supports negotiation (as opposed to litigation) to resolve conflicts as restructuring moves forward.
The one principle that was not accepted provided for subsidization of renewable energy sources. Although not disagreeing with the Collaborative on the importance of resource and fuel diversity, the RIPUC invites the Collaborative to address how to incorporate renewables into the competitive marketplace in other ways. The Rhode Island Order also directs the Collaborative to proceed with negotiations on the issues presented in the principles and to submit a progress report to the RIPUC by February 1, 1996.

     Also on August 16, 1995, the MDPU issued an order (the "MDPU Order") in Docket No. 95-30, the MDPU's investigation into electric industry restructuring. The MDPU Order develops principles that describe the key characteristics of a restructured electric industry and provides for, among other things, customer choice of service providers, services, pricing options and payment terms, an opportunity for customers to share in the benefits of increased competition, full and fair competition in the generation markets and incentive regulation where competition cannot exist. The MDPU Order sets out principles for the transition from a regulated to a competitive industry structure and identifies conditions for the transition process which will require investor-owned utilities to unbundle rates, provide consumers with accurate price signals and allow customers' choice of generation services. The MDPU Order also provides for the principle of recovery of net, non-mitigable stranded costs by investor-owned utilities resulting from the industry restructuring.

     Each investor-owned utility will be required to file restructuring proposals for moving from the current regulated industry structure to a competitive generation market. The schedule for the filing requirement is staggered, with an initial group of utilities required to file within six months of the date of the Order and a second group required to file within the three months of the MDPU's orders on the first group of submissions. Eastern Edison Company is in the second group and is currently preparing a plan for submission.

Liquidity_and_Sources_of_Capital

     The EUA system's need for permanent capital is primarily related to investments in facilities required to meet the needs of its existing and future customers.

     Traditionally, cash construction requirements not met with internally generated funds are financed through short-term borrowings which are ultimately funded with permanent capital. At September 30, 1995, EUA System companies maintained short-term lines of credit with various banks aggregating approximately $150 million. Outstanding short-term debt at September 30, 1995 and December 31, 1994 by Business Unit was as follows (000's):

                                 September 30, 1995  December 31, 1994

     Core Electric Business         $     0             $     0
     Energy Related Business         12,384              23,476
     Corporate                       16,298               8,202
         Consolidated               $28,682             $31,678
                                    =======             =======

     For the nine months ended September 30, 1995 internally generated funds available after the payment of dividends amounted to approximately $71.6 million while the EUA System's cash construction requirements amounted to approximately $63.6 million for the same period. Various laws, regulations and contract provisions limit the use of EUA's internally generated funds such that the funds generated by one subsidiary are not generally available to fund the operations of another subsidiary.

                            PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     See Notes to Consolidated Condensed Financial Statements, Note C - Commitments and Contingencies under Legal Proceedings for a discussion of legal proceedings involving Blackstone and EUA Cogenex.


Item 5.  Other Information


Item 6.  Exhibits_and_Reports_on_Form_8-K

     (a) Exhibits - None

     (b) Reports on Form 8-K

     - On October 4, 1995, the Registrant filed a current report on Form 8-K with respect to Item 5. (Other Events).




                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Eastern_Utilities_Associates______
                                            (Registrant)



Date:  November_13,_1995            /s/_Richard_M._Burns_______________
                                    Richard M. Burns, Comptroller
                                      (on behalf of the Registrant and
                                        as Chief Accounting Officer)