Form 10-K405
period 1995-12-31
EASTERN UTILITIES ASSOCIATES; BLACKSTONE VALLEY ELECTRIC CO; EASTERN EDISON CO
filed 1996-03-22
CIK 31224, 12473, 14407

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   Form 10-K
(Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended December 31, 1995
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

   Commission          Registrants, State of Incorporation     I.R.S. Employer
   File Number         Address; and Telephone Number           Identification
   No.

   1-5366              EASTERN UTILITIES ASSOCIATES            04-1271872
                       (A Massachusetts voluntary association)
                       One Liberty Square
                       Boston, Massachusetts  02109
                       Telephone (617) 357-9590

   0-2602              Blackstone Valley Electric Company      05-0108587
                       (A Rhode Island Corporation)
                       Washington Highway
                       Lincoln, Rhode Island  02865
                       Telephone (401) 333-1400

   0-8480              Eastern Edison Company                  04-1123095
                       (A Massachusetts Corporation)
                       110 Mulberry Street
                       Brockton, Massachusetts 02403
                       Telephone (508) 580-1213

             Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each Exchange
   Registrant          Title of Each Class           on which registered

   Eastern Utilities   Common Shares,                New York Stock Exchange
   Associates          par value $5 per share        Pacific Stock Exchange

             Securities registered pursuant to Section 12(g) of the Act:

   Registrant          Title of Each Class

   Blackstone Valley   4.25% Non-Redeemable Preferred Stock,
   Electric Company    $100 Par Value

                       5.60% Non-Redeemable Preferred Stock,
                       $100 Par Value

   Eastern Edison      6.625% Redeemable Preferred Stock,
   Company             $100 Par Value


Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrants. As of March 18, 1996:

  Eastern Utilities Associates Common Shares, $5 par value - $102,183,775

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  Eastern Utilities Associates Common Shares
     Outstanding at March 18, 1996: 20,436,755
  Blackstone Valley Electric Company Common Shares
     Outstanding at March 18, 1996:   184,062
  Eastern Edison Company Common Shares
     Outstanding at March 18, 1996: 2,891,357

Portions of the Annual Reports to Shareholders of Eastern Utilities Associates, Blackstone Valley Electric Company, and Eastern Edison Company for the year ended December 31, 1995, are incorporated by reference into Part II. Portions of the Eastern Utilities Associates Proxy Statement dated March 27, 1996 are incorporated by reference into Part III.


                   EASTERN UTILITIES ASSOCIATES
                BLACKSTONE VALLEY ELECTRIC COMPANY
                      EASTERN EDISON COMPANY
                 1995 Annual Report on Form 10-K
                        Table of Contents

Table of Contents. . . . . . . . . . . . . . . . . . . . . . . .I

GLOSSARY OF DEFINED TERMS. . . . . . . . . . . . . . . . . . . IV

Item 1.  BUSINESS . . . . . .. . . . . . . . . . . . . . . . . .1
  System Overview. . . . . . . . . . . . . . . . . . . . . . . .1
  General - Core Electric Business . . . . . . . . . . . . . . .1
       Electric Utility Industry Restructuring . . . . . . . . .4
  General - EUA Cogenex. . . . . . . . . . . . . . . . . . . . .6
  Construction . . . . . . . . . . . . . . . . . . . . . . . . .9
       Construction Program - EUA. . . . . . . . . . . . . . . .9
       Construction Program - Blackstone . . . . . . . . . . . 10
       Construction Program - Eastern Edison . . . . . . . . . 10
  Fuel for Generation. . . . . . . . . . . . . . . . . . . . . 10

  Nuclear Power Issues   . . . . . . . . . . . . . . . . . . . 13
       General   . . . . . . . . . . . . . . . . . . . . . . . 13
       Decommissioning . . . . . . . . . . . . . . . . . . . . 14
       Yankee Atomic . . . . . . . . . . . . . . . . . . . . . 14
       Maine Yankee  . . . . . . . . . . . . . . . . . . . . . 15
       Recent NRC Actions  . . . . . . . . . . . . . . . . . . 15

  Public Utility Regulation. . . . . . . . . . . . . . . . . . 15

  Rates  . . . . . . . . . . . . . . . . . . . . . . . . . . . 17
       FERC Proceedings. . . . . . . . . . . . . . . . . . . . 18
       Massachusetts Proceedings . . . . . . . . . . . . . . . 19
       Rhode Island Proceedings. . . . . . . . . . . . . . . . 21

  Environmental Regulation . . . . . . . . . . . . . . . . . . 23
       General . . . . . . . . . . . . . . . . . . . . . . . . 23
       Electric and Magnetic Fields. . . . . . . . . . . . . . 24
       Water Regulation. . . . . . . . . . . . . . . . . . . . 24
       Air Regulation. . . . . . . . . . . . . . . . . . . . . 25

  Environmental Regulation of Nuclear Power. . . . . . . . . . 27

Item 2.  PROPERTIES . . . . . .. . . . . . . . . . . . . . . . 27
  Power Supply . . . . . . . . . . . . . . . . . . . . . . . . 27
  Other Property . . . . . . . . . . . . . . . . . . . . . . . 30

Item 3.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . 30
  Rate Proceeding  . . . . . . . . . . . . . . . . . . . . . . 30
  Environmental Proceedings  . . . . . . . . . . . . . . . . . 30
  EUA WestCoast L.P. . . . . . . . . . . . . . . . . . . . . . 34
  Other Proceedings. . . . . . . . . . . . . . . . . . . . . . 34

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS. .35

EXECUTIVE OFFICERS OF EASTERN UTILITIES ASSOCIATES . . . . . . 35

                              PART II

Item 5.  MARKET FOR EUA'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS . . . . . . . . . . . . . . . . . . . . . . . 36

Item 6.  SELECTED FINANCIAL DATA. . . . . . .. . . . . . . . . 36

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . 37

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . .  37

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURES. . . . . . . . . 37

                             PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANTS:

       Eastern Utilities Associates. . . . . . . . . . . . . . 37
       Blackstone and Eastern Edison . . . . . . . . . . . . . 38

Item 11. EXECUTIVE COMPENSATION . . . . . .. . . . . . . . . . 39
       Eastern Utilities Associates. . . . . . . . . . . . . . 39
       Blackstone and Eastern Edison . . . . . . . . . . . . . 40

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . 40

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . 40

                             PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K . . . . . . . . .  . . . . . . . . . . . . . 41
       (a)(1) Financial Statements . . . . . . . . . . . . . . 41
       (a)(2) Financial Statement Schedules  . . . . . . . . . 41
       (a)(3) Exhibits (*denotes filed herewith).. . . . . . . 41
       (b)  Reports on Form 8-K. . . . . . . . . . . . . . . . 54

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . 55

Reports of Independent Accountants. . . . . . . . . . . . . . . 64

Consent of Independent Accountants . . . . . . . . . . . . . . 66

                      GLOSSARY OF DEFINED TERMS

The following is a glossary of frequently used abbreviations and/or acronyms found throughout this report:

The EUA System Companies

     Blackstone               Blackstone Valley Electric Company
     Eastern Edison           Eastern Edison Company
     EUA                      Eastern Utilities Associates
     EUA Cogenex              EUA Cogenex Corporation
     EUA Day                  EUA Day Company, a subsidiary of EUA Cogenex
     EUA Nova                 EUA Nova, a division of EUA Cogenex
     EUA Energy               EUA Energy Investment Corporation
     EUA Ocean State          EUA Ocean State Corporation
     EUA Service              EUA Service Corporation
     Montaup                  Montaup Electric Company
     Newport                  Newport Electric Corporation
     Registrants              EUA, Blackstone and Eastern Edison
     Retail Subsidiaries      Blackstone, Eastern Edison
                                and Newport

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

Regulators/Regulations

     1935 Act                 Public Utility Holding Company Act of 1935
     CERCLA                   Federal Comprehensive Environmental
                                Response, Compensation and Liability
                                Act of 1980
     Chapter 21E              Massachusetts Oil and Hazardous Material
                                Release Prevention and Response Act
     Clean Air Act Amendments Clean Air Act Amendments of 1990
     DEP                      Massachusetts Department of Environmental
                                Protection
     DEQE                     Massachusetts Department of Environmental
                                Quality Engineering


                GLOSSARY OF DEFINED TERMS (Cont'd)

Regulators/Regulations (continued)

     DOE                      Department of Energy
     Energy Policy Act        Energy Policy Act of 1992
     EPA                      Federal Environmental Protection Agency
     FAS106                   Statement No. 106 "Employer's Accounting for
                                Post-Retirement Benefits Other Than
                                Pensions"
     FERC                     Federal Energy Regulatory Commission
     IRS                      Internal Revenue Service
     MDPU                     Massachusetts Department of Public
                                Utilities
     NESCAUM                  Northeast States for Coordinated Air Use
                                Management
     NRC                      Nuclear Regulatory Commission
     NWPA                     Nuclear Waste Policy Act
     Price-Anderson Act       The Price-Anderson Act, as amended by the
                                Price-Anderson Amendments of 1988
     PURPA                    Public Utility Regulatory Policies Act
                                of 1978
     RCRA                     Resource Conservation and Recovery Act of
                                1976
     RIDEM                    Rhode Island Department of Environmental
                                Management
     RIDPUC                   Rhode Island Division of Public Utilities
                                and Carriers
     RIPUC                    Rhode Island Public Utilities Commission
     SEC                      Securities and Exchange Commission
     TEC-RI                   The Energy Counsel of Rhode Island
     TSCA                     Toxic Substances Control Act

Other

     AFUDC                    Allowance for Funds Used During
                                Construction
     BTU                      British Thermal Unit
     C&LM                     Conservation and Load Management
     DSM                      Demand Side Management
     EMF                      Electric and Magnetic Fields
     EWG                      Exempt Wholesale Generator
     IPP                      Independent Power Producer
     KWH                      Kilowatthour


                GLOSSARY OF DEFINED TERMS (Cont'd)

Other (continued)

     MBTU                     Millions of British Thermal Units
     MOU                      Memorandum of Understanding
     MW                       Megawatt
     NEPOOL                   New England Power Pool
     PCB                      Polychlorinated Biphenyls
     PRP                      Potentially Responsible Party
     QF                       Qualifying cogeneration and small power
                               production facilities pursuant to PURPA
     Seabrook Project         Seabrook Nuclear Power Project located in
                                Seabrook, New Hampshire



                                PART I

Item 1.                       BUSINESS

System Overview

     Eastern Utilities Associates is a Massachusetts voluntary association organized and existing under a Declaration of Trust dated April 2, 1928, as amended, and is a registered holding company under the 1935 Act. Blackstone, a registered retail electric utility organized under the laws of the State of Rhode Island in 1912 operates in northern Rhode Island. Eastern Edison, a registered retail electric utility company is a corporation organized under the laws of the Commonwealth of Massachusetts in 1883, operates in southeastern Massachusetts. EUA owns directly all of the shares of common stock of Blackstone, Eastern Edison and Newport, a retail electric utility which operates in south coastal Rhode Island. These subsidiaries are collectively referred to as the Retail Subsidiaries. Eastern Edison owns all of the permanent securities of Montaup, a generation and transmission company, which supplies electricity to Eastern Edison, Blackstone, Newport and two unaffiliated utilities for resale. EUA also owns directly all of the shares of common stock of EUA Cogenex, EUA Energy, EUA Ocean State and EUA Service. EUA Service provides various accounting, financial, engineering, planning, data processing and other services to all EUA System companies. EUA Cogenex is an energy services company. EUA Energy invests in energy-related projects. EUA Ocean State owns a 29.9% interest in OSP's two gas-fired generating units.
(See Item 2. PROPERTIES -- Power Supply.) The holding company system of EUA, the Retail Subsidiaries, Montaup, EUA Service, EUA Cogenex, EUA Energy and EUA Ocean State is referred to as the EUA System. The EUA System is organized into a business unit structure. The Core Electric Business consists of the Retail Subsidiaries and Montaup. The Energy Related Business includes EUA Cogenex, EUA Energy and EUA Ocean State. The Corporate Business is made up of EUA and EUA Service.

General - Core Electric Business

     As of December 31, 1995, the number of regular employees in the core electric and corporate business units was 1,077. Blackstone had 126 regular non-union employees. Eastern Edison and Montaup had 344 regular employees. Labor bargaining unit contracts covering approximately 161 employees of Eastern Edison in the Fall River area and of Montaup, and 67 employees of Newport expire in June 1997, March 1998 and September 1996, respectively. Relations with employees are considered to be satisfactory.

     On March 15, 1995, EUA announced a corporate reorganization which, among other things, consolidated management of Eastern Edison, Blackstone and Newport. As part of the reorganization, a voluntary retirement incentive, effective June 1, 1995, was offered to sixty-six professionals of the
EUA System.   Forty-nine of those eligible, including nine employees of
Blackstone and twenty-two employees of Eastern Edison and Montaup, accepted the incentive and retired effective June 1, 1995.

     The Core Electric Business supplies retail electric service in 33 cities and towns in southeastern Massachusetts and Rhode Island. The largest communities served are the cities of Brockton and Fall River, Massachusetts. The retail electric service territory covers approximately 595 square miles and has an estimated population of approximately 731,000. At December 31, 1995, Core Electric Business served approximately 297,000 retail customers.

     Blackstone serves a territory of about 150 square miles in portions of northern Rhode Island with a population of approximately 206,000. At December 31, 1995, Blackstone furnished retail electric service to approximately 85,000 customers in the cities of Central Falls, Pawtucket and Woonsocket, and four surrounding towns.

     Eastern Edison supplies retail electric service in 22 cities and towns in southeastern Massachusetts. The largest communities served are the cities of Brockton and Fall River, Massachusetts. The retail electric service territory covers approximately 390 square miles and has an estimated population of approximately 456,000. At December 31, 1995, Eastern Edison served approximately 180,000 retail customers.

     For 1995, 1994 and 1993, the Core Electric Business accounted for approximately 86%, 87%, and 88%, respectively, of total operating revenues of the EUA System. The remaining balance of operating revenues during these periods were attributable to EUA Cogenex.

     Montaup supplies the Retail Subsidiaries with nearly 100% of each company's electric requirements. About 51% of the net generating capacity of the EUA System comes from a combination of the following sources: (i) wholly owned EUA System generating plants, primarily Montaup's 153 MW Somerset facility located in Somerset, Massachusetts; (ii) Montaup's net entitlement of 257 MW from the 584 MW Canal No. 2 unit, which is located in Sandwich, Massachusetts and is 50% owned by Montaup; and, (iii) entitlements from units in which Montaup has partial ownership interests (by joint ownership through tenancy-in-common or by stock ownership) that are 4.5% or less. The remaining 49% of the net generating capacity of the EUA System comes from units in which Montaup has long-term or short-term power contracts for shares ranging from 5.94% to 41.67% of the unit's capacity, including 28% of the OSP Units 1 and 2 in which EUA Ocean State has a 29.9% partnership interest, or entitlements from the Hydro-Quebec Project through NEPOOL. (See Item 2. PROPERTIES -- Power Supply for further details of the EUA System's sources of power supply).

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

     There is no competition from other electric utilities within the retail territories served by the Retail Subsidiaries at this time. Federal law permits, however, certain federal facilities to by-pass the local utility and purchase power directly from another utility. It is probable that in the future retail competition could be imposed by legislative or regulatory action at the federal or state level. (See "Electric Utility Industry Restructuring" below).

     At the wholesale level, Montaup faces new sources of competition primarily as a result of PURPA, the Energy Policy Act and other policies being implemented by the MDPU and considered by the RIPUC relating to the solicitation of competitive proposals for new generation sources. Non-utility wholesale generators, generally known as independent power producers or IPPs, are subject to FERC regulations under the Federal Power Act as well as various other federal, state, and local regulations. PURPA was intended, among other things, to promote national energy independence and diversification of energy supply and to improve the overall efficiency of energy usage. PURPA created a class of non-utility power generation facilities called QFs. PURPA allows QFs to sell power generated by the QFs to local utilities at specified rates based on each utility's avoided cost. In order to further promote competition in energy supply, the Energy Policy Act established another class of non-utility generators, generally referred to as EWGs, which are exempt from the 1935 Act and increased FERC's power to order transmission access, resulting in FERC's Regional Transmission Group Policy. As a complement to the federal initiatives, the MDPU and the RIPUC have implemented regulations which require utilities to integrate least-cost planning with competitive proposals to meet requirements for new generation. Both states have also approved a Memorandum of Understanding among Montaup and the Retail Subsidiaries that establishes a framework which makes possible a coordinated, regional review of the resource
planning and procurement process of the EUA System Companies.   (see Public
Utility Regulation below).

     Competition at the wholesale level is likely to increase as a result of the FERC's pending action on its "Mega-NOPR" regarding open access to transmission and recovery of stranded costs. Two dockets, being considered jointly, were initiated by the FERC with the express purpose of promoting competition in the wholesale electric power industry. A final rule is expected during the first half of 1996, and will affect the EUA System primarily in the requirement to file and implement non-discriminatory open access transmission tariffs. Montaup anticipates filing the required tariffs in advance of the FERC's final rule-making order. Montaup will face increased competition in the wholesale generating market, primarily based on price, from QFs and EWGs and in the future could be affected by such competition supplying generation to its
customers.   More recently, non-utility power marketers have become active, engaging in new and creative power transactions. Power marketers are likely to become more prevalent in the market as transmission access opens up and opportunities arise, due to price differentials, to move power inter-regionally.

     Across the country, including the states serviced by EUA's Retail Subsidiaries, there has been an increasing focus on competitive issues. Regulators in Massachusetts and Rhode Island are currently examining, among other things, issues related to incentive regulation and potential electric industry restructuring including retail wheeling (the transmission of power from one utility for sale by that system to retail customers of a different system). The timing and impact of these examinations on the financial condition of the utility industry in general and EUA's utility operations in particular are uncertain at this time. EUA will continue to monitor and participate in all regulatory investigations into the many issues surrounding this move to a competitive marketplace (see "Electric Utility Industry Restructuring" below).

     The EUA System companies are members of NEPOOL, which is open to any person or organization engaged in the electric utility business such as investor-owned, municipal, and cooperative utilities as well a non-utilities and others such as brokers and marketers. The systems making up NEPOOL own or purchase the output from virtually all the generation in New England.
Since the EUA System operates an integrated transmission system which, in turn, is connected to the New England 345 KV grid at three locations, NEPOOL treats the EUA System as one consolidated participant. This is consistent with the
EUA System's planning and resource management perspective.   The objectives of
NEPOOL are: (a) to assure that the bulk power supply of New England and any adjoining areas served by participants conforms to proper standards of reliability, and (b) to attain maximum practicable economy in the bulk power supply consistent with all proper standards of reliability and to provide for equitable sharing of the resulting benefits and costs. These objectives are accomplished through joint planning, central dispatching, coordinated construction, operation, and maintenance of electric generation and transmission facilities, cooperation in environmental matters, and through effective coordination with other power pools and utilities situated in the United States and Canada.

      The NEPOOL agreement imposes obligations concerning generating capacity reserve and the right to use major transmission lines, and provides for central dispatch of the generating capacity of NEPOOL's members with the objective of achieving reliable and economical use of the region's facilities. Pursuant to the NEPOOL agreement, interchange sales to NEPOOL are made at a price approximately equal to the fuel cost for generation without contribution to the support of fixed charges. The capacity responsibilities of Montaup and the Retail Subsidiaries under the NEPOOL agreement are based on an allocated share of a New England capacity requirement which is determined for each period on the basis of certain regional reliability criteria. Because of its participation in NEPOOL, the EUA System's operating revenues and costs are affected to some extent by the operations of other members. A comprehensive review of the NEPOOL Agreement was initiated in 1994 and continued through 1995 to look at its current structure and determine what will be done as the electric utility environment becomes increasingly competitive.

Electric Utility Industry Restructuring:

     The electric industry is in a period of transition from a traditional rate regulated environment to a competitive marketplace. While competition in the wholesale electric market is not new, electric utilities are facing impending competition in the retail sector.

     In 1995, Eastern Edison, Blackstone and Newport participated with collaborative groups in their respective states consisting of other utilities, industrial users, environmental groups, governmental agencies and consumer advocates in submitting similar sets of interdependent principles with their respective state regulatory commissions addressing electric utility industry restructuring. These filings were intended to be statements of the consensus position by the signatories of the principles that should underlie any electric industry restructuring proposal and include but are not limited to principles addressing stranded cost recovery, unbundling of services and demand side management programs. Each set of principles was submitted on the condition they be approved in full by the respective Commissions.

     The RIPUC accepted all but one of the principles submitted by the Rhode Island Collaborative with minor modifications to certain language in others and added a new principle which supports negotiation (as opposed to litigation) to resolve conflicts as restructuring moves forward and directed the Rhode Island Collaborative to proceed with negotiations on the issues presented in the principles and to submit a progress report, which was submitted in February 1996. The one principle that was not accepted provided for subsidization of renewable energy sources. (See Rates, "Rhode Island Proceedings" for further discussion).

     In February 1996 a bill was introduced in the Rhode Island legislature that, if enacted, would allow customer choice of electricity supplier commencing January 1, 1998 for large industrial customers and phasing in all customers by January 1, 2001. The proposed legislation also provides for recovery of "stranded investments" through a transition charge initially set at three cents per KWH.

     EUA believes that development of the proposed legislation should have been conducted in a public forum so that all interested stakeholders could have participated. EUA believes that competition, if done right, can benefit customers; however, there are substantial issues about the proposed legislation which EUA is currently reviewing.

     The MDPU issued an order enumerating principles, similar to those submitted by the Massachusetts Collaborative, that describe the key characteristics of a restructured electric industry and provides for, among other things, customer choice of electric service providers, services, pricing options and payment terms, an opportunity for customers to share in the benefits of increased competition, full and fair competition in the generation markets and incentive regulation for distribution services where competition cannot exist. This order sets out principles for the transition from a regulated to a competitive industry structure and identifies conditions for the transition process which will require investor-owned utilities to unbundle rates, provide consumers with accurate price signals and allow customers choice of generation services. The order also provides for the principle of recovery of net, non-mitigable stranded costs by investor-owned utilities resulting from the industry restructuring.

     Each Massachusetts investor-owned utility is required to file restructuring proposals for moving from the current regulated industry structure to a competitive generation market. The schedule for the filing requirement is staggered. The initial group of utilities was required to file their proposals in February 1996. The second group is required to file within three months of the MDPU's orders on the first group of submissions. Eastern Edison Company filed its proposal, "Choice and Competition" (see below) with the first group of proposals and is awaiting MDPU review. (See Rates, "Massachusetts Proceedings" for further discussion).

     In January 1996, EUA unveiled its preliminary proposal for a restructured electric utility industry called "Choice and Competition" and began discussions with the Rhode Island and Massachusetts Collaboratives. The plan proposes, among other things: choice of power supplier by all customers as early as January 1998; open access transmission services; performance based rates for electric distribution services; all utility generation competing for power sales and; a transition charge allowing regional utilities the opportunity to recover, among other things, the costs of past commitments to nuclear and independent power. The company believes the plan, which requires participation by all New England parties, satisfies the principles adopted in both Rhode Island and Massachusetts, and provides a fair and equitable transition to a competitive electric utility marketplace for all parties.

     Historically, electric rates have been designed to recover a utility's full costs of providing electric service including recovery of investment in plant assets. Also, in a regulated environment, electric utilities are subject to certain accounting rules that are not applicable to other industries.
These accounting rules allow regulated companies, in appropriate circumstances, to establish regulatory assets and liabilities, which defer the current financial impact of certain costs that are expected to be recovered in future rates. EUA believes that its Core Electric operations continue to meet the criteria established in these accounting standards. Effects of legislation and/or regulatory initiatives or EUA's own initiatives such as "Choice and Competition" could ultimately cause EUA's Core Electric companies to no longer follow these accounting rules. In such an event, a non-cash write-off of regulatory assets and liabilities could be required at that time.

     In addition, if legislative or regulatory changes and/or competition result in electric rates which do not fully recover the company's costs, a write-down of plant assets could be required pursuant to Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (FAS121) issued in March 1995, effective for fiscal year 1996.

General - EUA Cogenex

     EUA Cogenex is a wholly owned subsidiary of EUA.   EUA Cogenex is an
energy services company that employs energy efficient technology and equipment intended to reduce the energy consumption and costs of its customers. Such technology and equipment include building automation systems, lighting modifications, boiler and chiller replacements and other mechanical measures such as motors and drives. EUA Cogenex may design, install, own, operate, maintain, and finance specific energy efficient applications for its customers.

     EUA Cogenex is compensated for these services primarily through energy services agreements in which EUA Cogenex and the customer who occupies or owns a facility agree upon a prescribed base year and a set of savings calculations. EUA Cogenex then receives payments based on a portion of the savings that result from the installation and maintenance of the energy efficient equipment in the facility. Some of EUA Cogenex revenues under these agreements are dependent upon the actual achievement of energy savings; therefore EUA Cogenex assesses the financial and technical risk of each customer and project. In addition, EUA Cogenex participates in demand side management (DSM) programs sponsored by electric utilities as a means to decrease both base load and peak demand on the utilities' systems. In utility DSM programs, EUA Cogenex contracts with the utility and its commercial and industrial customers in order to decrease the overall demand on the utility system or to reduce peak demand, curtailing the need for costly capacity additions. EUA Cogenex is paid by the utility based on the reduction in the demand on the utility's system and may also receive a portion of the customers' savings by entering into energy services agreements of the type described above with those customers. EUA Cogenex contracts for utility DSM programs through a bidding process or participates in the utility's "Standard Offer Program". EUA Cogenex also may, from time to time, acquire existing DSM contracts or energy services agreements, or the benefits from those contracts from other energy services companies.

     EUA Cogenex's principal markets include institutional, commercial, industrial and government entities, and through its EUA Citizens Conservation Services subsidiary, public and private multi-family housing.

     In September 1995, EUA announced that EUA Cogenex was discontinuing its cogeneration operations because overall, the cogeneration portfolio had not performed up to expectations. EUA Cogenex's total net investment in its cogeneration portfolio was $29.2 million. The decision to discontinue its cogeneration operations resulted in a one-time, after-tax charge of approximately $10.5 million, or 52 cents per share, to 1995 earnings.

     EUA Cogenex also operates a lighting services division, EUA Nova, and a controls division, EUA Day. EUA Nova provides lighting products designed to achieve an efficiency gain through the integration of various lamp, ballast and light reflector products. EUA Day, is primarily engaged in the business of customization, installation and servicing of building temperature control systems, monitoring and verification systems and process control systems for the purpose of energy conservation. These systems are primarily designed for regulating lighting and heating, ventilation and air-conditioning, but can also simultaneously be used for security surveillance, building entry and exit, equipment monitoring and air quality monitoring.

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

     In 1995, EUA Cogenex acquired certain energy services assets of Citizens Conservation Corporation with headquarters in Boston, Massachusetts in exchange for preferred stock of a newly formed subsidiary of EUA Cogenex, EUA Citizens Conservation Services, which will utilize those assets. EUA Citizens Conservation provides energy conservation services to the public and private
multi-family housing sector.   EUA Cogenex also acquired the Highland Energy
Group, an energy services company in Boulder, Colorado in exchange for common shares of EUA. Highland provides energy conservation services in Colorado, Texas, Ohio, North Carolina and certain other mid-western states.

     Also in 1995, EUA Cogenex announced joint ventures with affiliates of the Allegheny Power System and Western Resources, Inc. to provide energy services in and around the geographic regions served by those companies. In early 1996, EUA Cogenex announced a proposed joint venture with Monenco-Agra of Canada to provide similar services in Canada.

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

     At December 31, 1995, EUA Cogenex employed 253 persons in its operations.

     EUA Cogenex's competition is comprised primarily of the manufacturers and distributors of the energy efficiency equipment which it installs, other energy services companies, engineering consulting firms and from financial institutions who provide capital to finance energy efficiency projects.

     The potential deregulation of the electric utility industry may have an effect on EUA Cogenex. Electric industry deregulation may present new markets and opportunities in which EUA Cogenex may participate. However, some electric utilities have, or announced plans to establish, subsidiaries that will compete directly with EUA Cogenex. In addition, the move toward electric industry deregulation has also resulted in a reduction of electric utility sponsored DSM programs. Termination of any such DSM programs by one or more electric utilities in which EUA Cogenex participates could result in a reduction of EUA Cogenex's revenues.

     As of December 31, 1995, EUA Cogenex participated in six partnerships. It is the managing general partner in all of the partnerships and has limited partnership interest in certain of the partnerships. EUA Cogenex has provided virtually all of the capital to the partnerships and is generally entitled to a return of, and on, this capital before any significant partnership distribution is made to the other general partners. All partnerships and their customers are subject to the same selection and screening process to establish acceptable credit quality.

     The rates charged by EUA Cogenex to customers through its energy service agreements are not subject to the jurisdiction of any regulatory agency.

     The following table sets forth the amounts of revenues, pre-tax income, net earnings and identifiable assets attributable to the consolidated operations of EUA Cogenex:

                                     Year Ended December 31,
                                    1995           1994       1993
                                          (Thousands)

Operating Revenues                $  79,499    $  74,480  $  66,912
Pre-tax Income                    $(13,885)(1) $   7,266  $   5,864
Net Earnings                      $ (7,904)(1) $   4,171  $   3,536
Total Assets                      $199,115     $ 211,310  $ 191,432


(1) Includes pre-tax charge of $18.1 million, $10.5 million after-tax, related to discontinuance of cogeneration operations.


     See Note I - Financial Information by Business Segment, of Consolidated Financial Statements contained in the EUA's Annual Report to Shareholders for the year ended December 31, 1995 (Exhibit 13-1.03 filed herewith).

Construction

Construction Program - EUA:

     The EUA System's cash construction expenditures for the year ended December 31, 1995 were approximately $77.9 million.

     Planned cash construction expenditures for 1996, 1997 and 1998, as set forth below, are estimated to total $269.3 million.

                    EUA SYSTEM CONSTRUCTION PROGRAM
                         (Dollars in Thousands)
                      1996       1997      1998     3-Yr.  Total
Generation         $ 20,443   $ 16,307   $  9,128    $ 45,878
Transmission          1,240        942      1,016       3,198
Distribution         17,063     17,446     18,045      52,554
General                 (41)     1,071      1,106       2,136
Total Utility Construction
  Requirements       38,705     35,766     29,295      103,766
EUA Cogenex Capital
  Requirements       42,885     58,324     64,320      165,529
Total              $ 81,590   $ 94,090   $ 93,615    $ 269,295

  Construction Program - Blackstone:

   Blackstone's cash construction expenditures for the year ended December 31, 1995 were approximately $5.1 million, related primarily to its electric distribution system.

   Planned cash construction expenditures for 1996, 1997 and 1998, as set forth below, are estimated to total $13.5 million.

                        BLACKSTONE CONSTRUCTION PROGRAM
                             (Dollars in Thousands)

                       1996      1997       1998        3-Yr.  Total

Transmission       $    313   $   368    $  379       $  1,060
Distribution          3,968     3,939     4,069         11,976
General                  53       183       189            425
  Total            $  4,334   $ 4,490    $4,637       $ 13,461

Construction Program - Eastern Edison:

   Eastern Edison's cash construction expenditures for the year ended December 31, 1995 were approximately $23.4 million.

   Cash construction expenditures of Eastern Edison and Montaup for 1996, 1997 and 1998 as set forth below, are estimated to total $78.8 million.

                 EASTERN EDISON CONSTRUCTION PROGRAM
                       (Dollars in Thousands)

                     1996               1997              1998         3-Yr. Total
               Eastern            Eastern           Eastern            Eastern
               Edison    Montaup  Edison   Montaup  Edison   Montaup   Edison    Montaup   Combined
Generation     $         $20,432  $        $16,254  $        $ 9,073   $         $45,759   $ 45,759
Transmission       290       366       174     159      180      209       644       734      1,378
Distribution    10,191              10,614           10,999             31,804               31,804
General             40      (580)      213              221                474      (580)      (106)
Total          $10,521   $20,218  $ 11,001 $16,413  $11,400  $ 9,282   $32,922   $45,913   $ 78,835

Fuel for Generation

  The Retail Subsidiaries rely primarily on power purchased from Montaup to meet their electric energy requirements. Power purchases are arranged on a system basis, by Montaup, under which power is made available to the EUA System and allocated to the Retail Subsidiaries in accordance with their peak requirements.

  The rates charged by Montaup for power sold to the Retail Subsidiaries are those on file from time to time with FERC and are substantially the same as those charged by Montaup for power sold to its unaffiliated customers. Changes in the cost to Montaup of power from units in which it has interests are reflected in the cost of power purchased by the Retail Subsidiaries. The Retail Subsidiaries recover their cost of fuel and purchased power through the operation of revenue adjustment clauses which are designed to provide timely recovery of such costs.

  For 1995, the EUA System's sources of energy, by fuel type, were as follows:
28% nuclear, 27% gas, 25% oil, 15% coal and 5% other. During 1995, Montaup had an average inventory of 63,544 tons of coal for its steam generating unit at the Somerset Station, the equivalent of 77 days' supply (based on average daily output at 80% capacity factor for the unit (see Item 2. PROPERTIES -- Power Supply)). The cost of coal averaged about $50.18 per ton in 1995 which is equivalent to oil at $12.16 per barrel. This was slightly more expensive than 1994 because 1995's value was measured on a dry weight basis and because it included a larger amount of compliant coal required for Massachusetts Clean
Air Act testing and compliance.    Montaup also maintained an average inventory
of Nos. 2 and 6 oil of 6,690 barrels and 74,713 barrels, respectively. These fuels are used for start-up and flame stabilization for Montaup's steam generating unit. The cost of Nos. 2 and 6 oil averaged $21.97 per barrel and $15.98 per barrel in 1995, respectively. Montaup also maintained an average inventory of jet oil of 4,639 barrels at an average cost per barrel of $24.24 during 1995 for its two peaking units at the Somerset Station.

  Montaup has a one year purchase order effective through December, 1996 with a coal producer. Barge and rail agreements for coal transportation are also in place through 1996. The 1995 year-end coal inventory of approximately 102,285 tons is all 0.6% to 0.7% sulfur coal which is compliant with Clean Air Act requirements.

  Canal Electric Company (Canal), on behalf of itself, Montaup and others has contracts with a supplier for up to 100% of the fuel-oil requirements of Canal Unit Nos. 1 and 2 for the period ending June 30, 1996 with a unilateral option of extending it through December 1996. The current contracts permit up to 20% of fuel oil purchases in the spot market. Fuel prices are based on oil market posting at the time of delivery. For 1995, the cost of oil per barrel at Canal averaged $16.16.

  Canal and Montaup have entered into agreements with Algonquin Gas Transmission Company (Algonquin) for Algonquin to provide gas transmission facilities and services to the Canal facilities. Algonquin has finished the construction of the pipeline which will connect its existing system with the pipeline built by Canal and Montaup. Canal and Montaup have successfully placed a pipeline under the Cape Cod Canal which will bring gas to Canal Unit No. 2. Boiler modifications which will enable the unit to burn gas will begin in March, 1996 and are expected to be completed by the beginning of July, 1996. Gas will be burned at Canal along with No. 6 oil as the prices of each fuel dictate. In the future it is expected that gas supplies will be available in an interruptible basis from mid-March until mid-November.

  Montaup's costs of fossil and nuclear fuels for the years 1993 through 1995, together with the weighted average cost of all fuels, are set forth below:

                                      Mills* per KWH
                                   1995    1994    1993

       Nuclear   . . . . . . . . .    6.3    6.1    7.5
       Gas       . . . . . . . .     14.3   14.1   15.1
       Coal      .  . . . . . . . .  20.3   20.9   24.1
       Oil       . . . . . . . . .    30.2  27.1   25.5
       All fuels . . . . . . . . .    16.7  14.5   15.5

            *One Mill is 1/10 of one cent


  The rate schedules of Montaup and the Retail Subsidiaries are designed to pass on to customers the increases and decreases in fuel costs and the cost of purchased power, subject to review and approval by appropriate regulatory authorities (see Rates below).

  OSP has two gas supply contracts which expire December 14, 2009 and September 29, 2010, respectively, for its two 250 MW generators. The cost of gas for 1995 averaged $1.11 per MBTU or approximately 9.4 mills per KWH generated.

  The owners (or lead participants) of the nuclear units in which Montaup has an interest have made, or expect to make, various arrangements for the acquisition of uranium concentrate, the conversion, enrichment, fabrication and utilization of nuclear fuel and the disposition of that fuel after use. The owners (or lead participants) of United States nuclear units have entered into contracts with the DOE for disposal of spent nuclear fuel in accordance with the NWPA. The NWPA requires (subject to various contingencies) that the federal government design, license, construct and operate a permanent repository for high level radioactive wastes and spent nuclear fuel and establish a prescribed fee for the disposal of such wastes and nuclear fuel. The NWPA specifies that the DOE provide for the disposal of such waste and spent nuclear fuel starting in 1998. Objections on environmental and other grounds have been asserted against proposals for storage as well as disposal of spent nuclear fuel. The DOE now estimates that a permanent disposal site for spent fuel will not be ready to accept fuel for storage or disposal until as late as the year 2010. Montaup owns a 4.01% interest in Millstone Unit 3 and a 2.9% interest in Seabrook Unit 1. Northeast Utilities, the operator of the units, indicates that Millstone Unit 3 has sufficient on-site storage facilities which, with rack additions, can accommodate its spent fuel for the projected life of the unit. At the Seabrook Project, there is on-site storage capacity which, with rack additions, will be sufficient to at least the year 2011.


  The Energy Policy Act requires that a fund be created for the decommissioning and decontamination of the DOE uranium enrichment facilities. The fund will be financed in part by special assessments on nuclear power plants in which Montaup has an interest. These assessments are calculated based on the utilities' prior use of the government facilities and have been levied by the DOE, starting in September 1993, and will continue over 15 years. This cost is passed on to the joint owners or power buyers as an additional fuel charge on a monthly basis and is currently being recovered by Montaup through rates.

Nuclear Power Issues

General:

  Nuclear generating facilities, including those in service in which Montaup participates, as shown in the table under Item 2. PROPERTIES -- Power Supply, are subject to extensive regulation by the NRC. The NRC is empowered to authorize the siting, construction and operation of nuclear reactors after consideration of public health, safety, environmental and anti-trust matters.

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

  The continuing public controversy concerning nuclear power could affect the operating units in which Montaup has an interest. While management cannot predict the ultimate effect of such controversy, it is possible that it could result in the premature shutdown of one or more of the units (see "Yankee Atomic," below).

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

  Joint owners of nuclear projects are also subject to the risk that one of their number may be unable or unwilling to finance its share of the project's costs, thus jeopardizing continuation of the project. On February 28, 1991, EUA Power (now known as Great Bay Power Corporation), a 12.1% owner of the Seabrook Project and a former subsidiary of EUA, filed for protection under Chapter 11 of the Federal Bankruptcy Code. It conducted its business as a Debtor-in-Possession until November 23, 1994, at which time its Plan of Reorganization became effective and Great Bay Power emerged from Chapter 11.

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

  Montaup is recovering through rates its share of estimated decommissioning costs for Millstone Unit 3 and Seabrook Unit 1. Montaup's share of the current estimate of total costs to decommission Millstone Unit 3 is $19.2 million in 1995 dollars, and Seabrook Unit 1 is $12.5 million in 1995 dollars. These figures are based on studies performed for the lead owners of the plants. In addition, pursuant to contractual arrangements with other nuclear generating facilities in which Montaup has an equity ownership interest or life of the unit entitlement, Montaup pays into decommissioning reserves. Such expenses are currently recoverable through rates.

Yankee Atomic:

  On February 26, 1992, Yankee Atomic announced that it would permanently cease power operation of Yankee Rowe and began preparing for an orderly decommissioning of the facility. Montaup has a 4.5% equity ownership in Yankee Atomic with a book value of approximately $1.1 million at December 31, 1995. Under the terms of its purchased power contract with the facility, Montaup must pay its proportionate share of unrecovered costs and expenses incurred after the plant is retired. In December 1992, Yankee Atomic received FERC authorization to recover essentially all unrecovered assets and all costs incurred after the February 26, 1992 shutdown decision until the plant is decommissioned. Montaup's share of all unrecovered assets and the total estimated costs to decommission the unit aggregated approximately $10.1 million at December 31, 1995.

Maine Yankee:

  Montaup owns 4% of the Common Stock of Maine Yankee. During the refueling-and-maintenance shutdown of the Maine Yankee Nuclear Generating plant that started in early February of 1995, Maine Yankee, the owner of the plant, detected an increased rate of degradation of the plant's steam generator tubes in excess of the number expected and started evaluating several courses of action.

  Although testing of all tubes revealed that approximately 40% of the tubes are free of defects, Maine Yankee decided to sleeve all of the tubes as a preventative safety measure. Sleeving involves the inserting of a tube of slightly smaller diameter into the defective tube, the sleeve is welded in place and acts as a new tube. Sleeving is a proven technology and must meet rigorous federal standards of safety and licensing. This sleeving project was completed in December 1995. Montaup's share of the sleeving project costs was approximately $1.6 million and was recovered through rates.

  In late 1995 technical issues were raised by anonymous allegations of inadequate safety analyses supporting two license amendments to increase the rated thermal power at which the Maine Yankee Plant could operate. The NRC initiated a special technical review of those safety analyses in December, 1995. In January 1996 the NRC issued an order limiting the power output of the Maine Yankee Plant to 90% of its rated maximum pending their review and approval of safety analyses. The Plant is currently operating at the 90% level. EUA cannot predict the ultimate outcome of this review.

Recent NRC Actions:

  On January 29, 1996, the NRC notified Northeast Utilities, the operator of Millstone Unit Nos. 1, 2, and 3 that these units would be placed on the NRC "watch list." The "watch list" includes nuclear units which the NRC believes warrant additional regulatory scrutiny.

  On March 7, 1996, the NRC required Northeast Utilities to provide, within 30 days, specific information pertaining to Millstone Unit No. 3 and the Connecticut Yankee nuclear unit. The NRC stated that this information must be provided to determine whether or not the licenses for these units should be suspended, modified or revoked.

  Management cannot predict what, if any, further action the NRC might take. However, any shut-down of theses units would require Montaup to seek other sources of energy and increase its cost of power.

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

  Implementation of the MOU is not expected to have a material effect on the EUA System. The move to restructure the industry to a more competitive model may, however, impact the role of the states in reviewing utilities' resource planning and procurement activities. Massachusetts is currently reviewing the need for its review of load forecasting and resource planning, recognizing that resource procurement is now a competitive function. As competition becomes more prevalent in the electric industry, it is anticipated that regulatory review will decrease accordingly.

  See Rates with respect to regulation of rates charged to customers. See Environmental Regulation. See Fuel for Generation with respect to the disposal of spent nuclear fuel. See Environmental Regulation of Nuclear Power and see Nuclear Power Issues with respect to regulation of nuclear facilities by the NRC. See also General - Core Electric Business, "Electric Utility Industry Restructuring."

Rates

  Rates charged by Montaup (which sells power only for resale) are subject to the jurisdiction of FERC. The rates for services rendered by the Retail Subsidiaries for the most part are subject to approval by and are on file with the MDPU in the case of Eastern Edison and with the RIPUC in the case of Blackstone and Newport. For the 12 months ended December 31, 1995, 62% of EUA's consolidated revenues were subject to the jurisdiction of FERC, 13% to that of the MDPU and 11% to that of the RIPUC. The remaining 14% of consolidated revenues are not subject to jurisdiction of utility commissions. For the twelve months ended December 31, 1995, 82.3% of Eastern Edison's consolidated revenues were subject to the jurisdiction of the FERC and 17.7% to MDPU. Additionally, rates charged by OSP are subject to the jurisdiction of FERC. All OSP (Unit 1 and Unit 2) power contracts have been approved by FERC. However, pursuant to the OSP unit power agreements, rate supplements are required to be filed annually subject to FERC approval. This process may result in rate increases or decreases to OSP power purchasers. Recent general rate increases (reduction) for Montaup and the Retail Subsidiaries are as follows (thousands of dollars):

                          Applied For       Effective <F1>   Return on
                      Annual             Annual              Common
                      Revenue   Date     Revenue    Date     Equity %
Federal
   - Montaup
     M-14           $(10,133)  3/21/94 $(13,992)   8/9/94<F2> 11.10 <F3>

Massachusetts
   - Eastern Edison
    MDPU - 92-148     14,927<F4>6/15/92   8,100    1/12/93    11.50<F3><F5>

Rhode Island
  - Blackstone
    RIPUC - 2045
          - Phase I    2,724    6/26/92<F6> 353    1/1/93
          - Phase II     353    11/1/93<F6> 353    1/1/94
          - Phase III    353    11/1/94<F6> 353    1/1/95
          - Phase IV     152   10/23/95<F6> 152    1/1/96
  - Newport
    RIPUC - 2045
          - Phase I    1,250    6/26/92<F6> 417    1/1/93
          - Phase II     417    11/1/93<F6> 417    1/1/94
          - Phase III    417    11/1/94<F6> 417    1/1/95
          - Phase IV     179   10/23/95<F7> 179    1/1/96

<F1> Per final order or settlement agreement.
<F2> Settlement Agreement with all parties with an annual reduction of
     $13,992,000 with billing credits to Middleboro over the period January 1995 through October 1999 totaling $496,000.
<F3> Rate used for AFUDC calculation purposes.  Settlement contains no specific finding on allowed common equity return.
<F4> Reduced from $16,401,000 as originally filed.
<F5> Rates approved for consumption of electricity on and after January 1,
     1993.
<F6> RIPUC Docket No. 2045 was a generic docket for all Rhode Island utilities reviewing FAS106 expenses. The effective amount represents the revenue requirement for one-third of the tax deductible amount of the FAS106 expenses (see Rhode Island Proceedings below). As this was a single issue proceeding, the RIPUC made no revisions to the allowed return on common equity.
<F7> The revenue requirement represents the total FAS106 incremental tax deductible amount increased by 14.3% for the next seven years. This annual revenue requirement will be reduced to the 100% level in the year after the tenth year of the phase-in.

FERC Proceedings:

     On December 17, 1992, FERC issued a Statement of Policy regarding the recovery through rates of the cost of post-retirement benefits other than pensions (PBOP), as a result of FAS106 issued to address accounting procedures for these costs. The FERC's policy recognizes allowances for prudently incurred costs of such benefits of company employees when determined on an accrual basis that is consistent with the accounting principles set forth in FAS106. Furthermore, companies must agree to make cash deposits to an irrevocable external trust fund equal to the annual test period allowance for the cost of such benefits and they must maximize the use of income tax deductions for contributions to the trust fund. If tax deductions are not available for some portion of currently funded amounts, deferred income tax accounting must be followed for the tax effects of such transactions.

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

     On May 21, 1994 Montaup filed a rate application with the FERC to reduce annual revenues by $10.1 million. This request was intended to match more closely Montaup's revenues with its decreasing cost of doing business resulting from, among other things, a reduced rate base, lower capital costs and successful cost control efforts. The application also included a request for recovery of all of Montaup's FAS106 expenses as provided in FERC's generic order of December 1992, including a five-year amortization of previously deferred FAS106 costs. Also incorporated in this filing was a request to make Newport an all requirements customer of Montaup. Settlement agreements have been made and certified by the Commission with all intervenors with an annual base rate reduction of approximately $14 million annually, (inclusive of the filed $10.1 million reduction) effective as of August 1994.

     On February 20, 1996, Montaup filed an application with FERC for network and point-to-point transmission service tariffs. FERC required this tariff application before granting a concurrent application of Duke/Louis Dreyfus Energy Services (New England) L.L.C. for permission to charge market based rates. Montaup has requested that FERC allow the tariffs to become effective on April 21, 1996.

Massachusetts Proceedings:

     In December 1994, the Massachusetts Department of Public Utilities approved a request made by Eastern Edison to recover through a reconciling adjustment factor a portion of "lost base revenues." Lost base revenue represents amounts the company would have collected if it had not offered demand-side management and conservation and load management programs to its customers.

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

     The MDPU has put all companies on notice that it expects them..."to consider mergers or acquisitions in order to further optimize least-cost planning efforts and better fulfill their obligations to serve." Thereafter, the MDPU instituted an investigation, which was concluded on August 3, 1994, for the purpose of establishing, among other things, guidelines and standards for acquisitions and mergers of utilities and evaluating proposals regarding the recovery of costs associated with such activities. It is not possible to predict what effects, if any, the MDPU proceeding will have on the EUA System.

     On September 20, 1994, the MDPU issued a notice of inquiry and order seeking comments on incentive regulation. The inquiry was to focus on incentive regulation, sometimes referred to as performanced-based regulation, to replace in whole or in part its existing cost-of-service/rate-of-return regulatory framework. Comments were filed by Eastern Edison and other interested persons. On February 24, 1995, the MDPU issued an order relating to implementation of incentive regulation. In the order, the MDPU strongly encouraged all jurisdictional electric utilities to devise and propose incentive plans. The objective of incentive regulation is to "provide market-place benefits to consumers through (1) more efficient utility operations, (2) stronger utility incentives for better cost control, and (3) enhanced opportunities for lower rates." While no timetable is specified, the MDPU stated the largest utilities should commence the incentive plan design process as soon as possible. EUA can not predict what effect, if any the MDPU's order will have on the EUA System. (See General - Core Electric Business, "Electric Utility Industry Restructuring" above).

     On February 10, 1995, the MDPU issued a notice of inquiry and order on electric industry restructuring (MDPU 95-30). The investigation was established to determine: (1) how a restructuring of the Massachusetts electric industry would promote competition and economic efficiency while expanding opportunities that would benefit consumers, (2) whether and how to extend to customers the option of choosing their own electric suppliers; (3) how such a restructuring could be implemented; and (4) the appropriate regulatory mechanisms to apply to a restructured electric industry.

     After initial and second round comments were received, the MDPU held hearings and issued its order on August 16, 1995. The order facilitates increased competition by requiring investor-owned electric utilities to unbundle their rates, provide consumers with accurate price signals, and enable customer choice that allows consumers to purchase generation services separately from transmission and distribution services. The order provides for the recovery of net, non-mitigatable stranded costs that will result from the transition from a regulated to a competitive industry structure.

     The order sets forth the MDPU's overall goals for a restructured industry, the essential characteristics of a restructured industry, as well as principles to be considered in the transition to a restructured industry. Given the complexity of the issues, the MDPU supported the multiple requests from reviewers for a period during which participants can negotiate settlements.
The MDPU stated that consensus and settlements are more likely than litigation to advance the restructuring process, and directed each company to undertake negotiations with all interested participants to develop a plan for moving toward competition in generation and retail customer choice, to decide the amount and develop a mechanism for stranded cost recovery, and establish unbundled rates. A collaborative group representing the full spectrum of MDPU 95-30 participants has been meeting in Massachusetts to discuss these issues. The MDPU noted that while the concepts of competition and customer choice are fundamental to restructuring, and the basic principles will apply to all restructuring proposals, specific company corporate structures, service territories, rate structures and stranded costs may require individual consideration.

     The MDPU established a specific schedule for restructuring proposals. Massachusetts Electric Company, Boston Edison Company, and Western Massachusetts Electric Company were required to file their settlements and proposals by February 16, 1996. The remaining electric utilities are required to file their settlements and proposals within three months of the issuance of Department orders related to the restructuring proposals of the former three companies. Companies are required to file the following information: (1) a plan for moving from the current regulated industry structure to a competitive generation market and to increased customer choice; (2) illustrative rates and supporting information that indicate unbundled charges for generation, distribution, transmission, and ancillary services; (3) an identifiable charge reflective of the level of stranded costs to be recovered with all necessary supporting information; (4) a plan for incentive regulation in the transmission and distribution systems. Eastern Edison filed its restructuring plan on February 16, 1996 which was assigned MDPU Docked #96-24. A public hearing was held on March 6, 1996. EUA can not predict the outcome of this proceeding.

Rhode Island Proceedings:

     On April 7, 1992, the RIPUC initiated generic Docket No. 2045 pertaining to the FAS106 issue for all Rhode Island utility companies. On June 26, 1992, Newport and Blackstone filed proposed rate increases to reflect the impact of FAS106 of approximately $1.3 million and $2.7 million, respectively. An order was issued on December 11, 1992 granting recovery of a tax deductible amount of FAS106 phased into rates over a three-year period with the initial one-third to be recovered no earlier than the first fiscal year beginning after December 15, 1992, and the deferrals of the first two years recovered in rates over the seven-year period following the three-year phase-in. On December 21, 1992, Newport and Blackstone filed compliance rates representing phase one of the three-year phase-in. The Phase I revenue requirement, representing one third of the incremental FAS106 tax deductible amount for Blackstone and Newport was calculated to be $353,000 and $417,000, respectively. Phase II compliance was filed November 1, 1993. The revenue requirement, representing two thirds of the incremental FAS106 tax deductible expense for Blackstone and Newport was calculated to be $706,000 and $834,000, respectively. Phase III compliance was filed November 1, 1994. The revenue requirement, representing the full phase-in of the incremental FAS106 tax deductible expense for Blackstone and Newport were calculated to be $1,059,000 and $1,251,000, respectively. The RIPUC also ordered that all amounts recovered be placed in trusts permitted by the IRS which will maximize tax deductibility. In 1995, total FAS106 expenses for Blackstone and Newport, net of capitalized amounts were approximately $1.3 million and $0.8 million, respectively.

     Also, on January 14, 1994, the RIPUC issued a written order establishing Docket No. 2167 for a Comprehensive Review of Newport's rate design. A prehearing conference was held on February 8, 1994 at which time a schedule for pre-filing testimony was established.

     On May 20, 1994, Newport filed its Cost of Service Study (COSS) analysis of the rates of return by customer class and an alternative rate design proposal. The RIDPUC filed its recommendations with regard to cost allocation and rate design on June 23, 1994. The United States Navy, Newport s largest customer, filed its recommendations on June 24, 1994. On July 29, 1994 the Company filed a Stipulation and Settlement Agreement (SSA) which had been executed by the RIDPUC and TEC-RI. The parties signing the SSA agreed on certain rate class revenue changes. While the settling parties did not agree with the COSS techniques utilized by Newport, they agreed to accept the SSA rather than litigating with respect to what might be deemed appropriate study allocators and techniques. The rate class revenue changes generally reduce, although they do not eliminate, inequities in the class rate of return.
Newport agreed to perform a new COSS to be submitted no later than July 1, 1996. At an open meeting on October 28, 1994, the RIPUC found that the SSA is reasonable and in the best interests of the ratepayers. Rates established in compliance with the RIPUC's October 28, 1994 finding, were effective January 1, 1995.

     In December 1994, the United States Navy, filed a petition for a writ of certiorari with the Rhode Island Supreme Court to review the RIPUC's decision. Discussions between the Navy and Newport electric and several other interested parties have been held in an attempt to reach a settlement. It is too early to tell if a settlement is likely. A second motion to stay was filed by the Navy on December 21, 1995. It is not possible to predict what effect, if any, the Court's decision will have on the EUA system.

     On June 27, 1994 TEC-RI petitioned the RIDPUC to investigate the propriety of "the current bundled electric rates," and what might be required to transition "... from a fully regulated to a more competitive retail electric industry". A Division hearing officer was appointed on July 24, 1994 and Docket No. D-94-9 was established. Blackstone and Newport were parties to the proceeding.

     Initial and reply comments were submitted to a comprehensive list of issues. Many of the comments addressed a broad restructuring of the electric utility industry. When the parties met on January 9, 1995, they decided that TEC-RI's proposal for a "cooperative collaborative process," including the Division as a party, rather than a litigated proceeding before the Division hearing officer, was appropriate. Hence, the Rhode Island Collaborative (Collaborative) was formed.

     On May 12, 1995, the Collaborative submitted a Report and Set of Interdependent Principles to the RIPUC. The 17 Interdependent Principles represented the Collaborative's underpinnings for any restructuring proposal. The Collaborative requested that the RIPUC establish a docket and conduct a hearing to explore the settlement principles with a view to issuing an order indicating whether the principles "provide a suitable basis for further detailed negotiation by the parties, or in what respects they require modification" and setting a deadline for the submission of a more detailed proposal for restructuring.

     The RIPUC responded to the Collaborative's request by creating Docket No. 2320, taking administrative notice of Docket No. D-94-9, and declaring that all parties to the Division docket would be treated as intervenors in this docket. The RIPUC conducted a technical conference on July 6, 1995 and a Public hearing on July 11, 1995. On July 19, 1995 three of the principles were modified to address concerns expressed by the RIPUC at the technical conference. On July 25, 1995, the Collaborative provided additional information on the principle concerning Renewables, and requested that the RIPUC approve the principles in full.

     On August 16, 1995, the RIPUC accepted the principles as modified, deleting the principle concerning Renewables and adding a principle concerning negotiation. The Collaborative was directed to proceed with negotiations to quantify specific issues involving competition and open access as well as the other issues presented in the principles. A Collaborative Progress Report was filed in February, 1996. Blackstone and Newport have been active participants in the ongoing collaborative meetings. It is not possible to predict the outcome of this proceeding at this time.

Environmental Regulation

General:

     The Retail Subsidiaries and Montaup and other companies owning generating units from which power is obtained are subject, like other electric utilities, to environmental and land use regulations at the federal, state and local levels. The EPA, and certain state and local authorities, have jurisdiction over releases of pollutants, contaminants and hazardous substances into the environment and have broad authority in connection therewith, including the ability to require installation of pollution control devices and remedial actions. In 1994, an environmental audit program designed to ensure compliance with environmental laws and regulations and to identify and reduce liability was instituted for Montaup and the Retail Subsidiaries.

     Federal, Massachusetts and Rhode Island legislation requires consideration of reports evaluating environmental impact of large projects as a prerequisite to the granting of various permits and licenses with a view of limiting such impact. Federal, Massachusetts and Rhode Island air quality regulations also require that plans (including procedures for operation and maintenance) for construction or modification of fossil fuel generating facilities receive prior approval from the DEP or RIDEM. In addition, in Massachusetts, certain electric generation and transmission facilities will be permitted to be built only if they are consistent with a long-range forecast filed by the utility concerned and approved by the Massachusetts Energy Facilities Siting Board. In Rhode Island, siting, construction and modification of major electric generating and transmission facilities must be approved by the Rhode Island Energy Facility Siting Board and the Rhode Island Coastal Resource Management Council.

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

     There is an extensive body of federal and state statutes governing environmental matters, including CERCLA, as amended by the Superfund Amendments and Reauthorization Act of 1986; in Massachusetts, Chapter 21E, and, in Rhode Island, the "Industrial Property Site Remediation and Reuse Act" (Brownfield's Legislation) which permit, among other things, federal and state authorities to initiate legal action providing for liability, compensation, cleanup, and emergency response to the release or threatened release of hazardous substances into the environment and for the cleanup of inactive hazardous waste disposal sites which constitute substantial hazards. Under CERCLA, Chapter 21E, and the Rhode Island Brownfield's Legislation, joint and several liability for cleanup costs may be imposed on, among others, the owners or operators of a facility where hazardous substances were disposed, the party who generated the substances, or any party who arranged for the disposition or transport of the substances. Due to the nature of the business of EUA's utility subsidiaries, certain materials are generated that may be classified as hazardous under CERCLA, Chapter 21E and Brownfield's Legislation. As a rule, the subsidiaries employ licensed contractors to dispose of such materials. See Item 3. LEGAL PROCEEDINGS -- Environmental Proceedings.

     The EPA, pursuant to TSCA, regulates the use, storage, and disposal of PCBs and other dielectric fluids. Because the EUA System had owned and used some electrical transformers containing PCBs, it is subject to EPA regulation under TSCA. These PCB transformers have been either declassified or disposed of in accordance with TSCA requirements. EUA currently uses mineral oil transformers which may contain traces of PCB and which may be subject to regulations pursuant to TSCA.

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

     Some states have enacted regulations to limit the strength of EMF at the edge of transmission line rights-of-way. Rhode Island has enacted a statute which authorizes and directs the Rhode Island Energy Facility Siting Board to establish rules and/or regulations governing construction of high voltage transmission lines of 69 KV or more. There is a bill pending in the Massachusetts legislature that would authorize the MDPU to examine the potential health effects of EMF. Management cannot predict the impact if any, which legislation(s) or other developments concerning EMF may have on the EUA System.

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

     Standards have been established to control the dredging and filling of wetlands under the Federal Water Pollution Control Act, the Massachusetts Wetland Protection Act, and the Rhode Island Wetland Act. The EPA, the Army Corps of Engineers, RIDEM, the Rhode Island Coastal Resources Management Council and the DEP are pursuing a non-degradation (no loss) policy for wetlands.

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

     The Oil Pollution Act of 1990 was passed after several major oil spills occurred in waters of the United States. The primary intent of this legislation is to mandate strong contingency plans to prevent releases of oil and to require that sufficient resources are in place and ready to respond to any release. EPA, United States Coast Guard, RIDEM, and DEP have a number of other rules in place, such as EPA's Spill Prevention, Countermeasures and Control Plan regulations, which are designed to minimize the release of oil and other substances into navigable waters and the environment.

Air Regulation:

     All fossil fuel plants from which Montaup obtains power operate under permits which limit their emissions into the air and require monitoring of the emissions. Air quality requirements adopted by state authorities in Massachusetts pursuant to the Clean Air Act impose limitations with respect to pollutants such as sulfur dioxide, oxides of nitrogen and particulate matter. Montaup's Somerset Station is permitted to burn coal which results in sulfur dioxide emissions not in excess of 1.2 pounds per million BTU heat release potential (approximately 0.75% sulfur content coal). The Canal Station Unit 2 is permitted to burn fuel oil which results in sulfur dioxide emissions not in excess of 1.2 pounds per million BTU heat release potential (approximately 1% sulfur content fuel oil).

     The EPA has established clean air standards for certain pollutants, including standards limiting emissions from coal-fired and oil-fired generators. Congress passed amendments to the Clean Air Act in 1990 which created additional regulatory programs and generally updated and strengthened air pollution control laws. These amendments will expand the regulatory role of the EPA regarding emissions from electric generating facilities. Title IV of the Clean Air Act Amendments addresses acid deposition abatement and establishes a two-phase utility power plant pollution control program to reduce emissions of sulfur dioxide and oxides of nitrogen. The first phase began in 1995 and affected approximately 261 large units in 21 eastern and midwestern states. Phase II, which begins in the year 2000, tightens the emission limits imposed on these larger plants and also sets restrictions on smaller, cleaner plants fired by coal, oil and gas. Montaup's Somerset Station is classified as a Phase II facility with a compliance deadline by the end of 1999. The control program establishes a national cap of 8.90 million tons per year for sulfur dioxide emissions. Beginning in the year 2000, the EPA will issue 8.90 million sulfur dioxide allowances to utilities annually. The sulfur allowance program will not affect Montaup's Somerset Station until January 1, 2000.

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

     Other provisions of the Clean Air Act Amendments will likely impact Montaup. Title I of the Act sets a strategy for states to move toward attaining national air quality standards, with the emphasis on meeting the ozone standard. Ozone relates directly to the nation's smog problem. Oxides of nitrogen are one of the precursors of ozone formation. Title I requires additional controls on industrial sources of oxides of nitrogen including utility power plants. The Act creates the Northeast Ozone Transport
Region, covering the area from Virginia to Maine, including Massachusetts and Rhode Island. Areas within the transport region will become subject to enhanced controls on oxides of nitrogen emissions.

     In April 1992, NESCAUM, an environmental advisory group for eight Northeast states including Massachusetts and Rhode Island issued recommendations for nitrogen oxide controls for existing utility boilers required to meet the ozone non-attainment requirements of the Clean Air Act Amendments. The NESCAUM recommendations are more restrictive than EPA's requirements. The DEP has amended its regulations to require that Reasonably Available Control Technology (RACT) be implemented at all stationary sources potentially emitting 50 tons per year or more of oxides of nitrogen. Rhode Island has also issued similar regulations requiring that RACT be implemented at all stationary sources potentially emitting 50 tons or more per year of nitrogen oxides. Montaup has initiated compliance through, among other things, selective, noncatalytic reduction processes.

     Title V of the Clean Air Act Amendments provides EPA with broad new permitting authority, with the goal of having states begin to issue federally enforceable operating permits by 1995 which will outline limits and conditions necessary to comply with all applicable air requirements. The Clear Air Act Amendments' permitting program will be phased in over a couple of years. Montaup submitted its initial Operating Permit Application under this program on May 5, 1995. On September 20, 1995, DEP issued Montaup an Administrative Completeness Determination and Application Shield for its Operating Permit Application. Although individual sources will be required to pay fees to the various states which will administer the program, the impact of these requirements is not expected to have a material financial impact on the EUA System.

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

     The NWPA provides for development by the federal government of facilities for the disposal or permanent storage of civilian nuclear waste. For further details about NWPA, see Fuel for Generation above. The NRC has also promulgated regulations regarding the disposal of nuclear waste materials designed to protect the public from radiological dangers.

     Environmental regulation of nuclear facilities in which the EUA System has an interest or from which they purchase power may result in significant increases in capital and operating costs, in delays or cancellation of construction of planned improvements, or in modification or termination of existing facilities.

Item 2.                             PROPERTIES

Power Supply

     Montaup supplies the EUA System with nearly 100% of its electric requirements. Newport became an all-requirements customer of Montaup on May 21, 1994. At the same time, Montaup assumed all of Newport's power contracts and began leasing all of Newport's generation facilities and a portion of Newport's transmission facilities. In 1995, the EUA System's wholly owned generating units referred to in the following table consisted of Montaup's jet-fueled peaking units (Somerset Jet 1 and Jet 2) and Somerset 6 which was converted from oil to coal burning in 1983, Blackstone's Pawtucket Hydro, which was repowered in 1985 and Newport's diesel peaking units (Jepson in Jamestown and Eldred in Portsmouth) which supply the EUA System with 8 MW and 8.25 MW, respectively. With the exception of Somerset's Jet 1 and Jet 2, Montaup has not significantly increased its wholly owned generating units since 1959. The EUA System has found it more economically beneficial to join with other utilities in the joint ownership of large generating units and in long-term purchase contracts, and to supplement these sources with short-term purchases as required. EUA believes that spreading the EUA System's sources of electricity among a number of plants should improve the reliability of its power supply and limit the financial exposure relating to construction and potentially prolonged outages of a generating unit. Current forecasts indicate that the combination of company owned generation, current long-term purchased power contracts, expected short-term power opportunities, and the System's C&LM programs, should meet EUA System capacity requirements through the year 2000.

     Montaup recovered approximately $12.8 million through rates in 1995 for its C&LM programs. C&LM is designed to (i) decrease existing energy demand and
(ii) offset future load growth through conservation incentives, thereby minimizing future need for large capital investment in generating facilities.

     The all-time peak EUA System demand was approximately 931 MW experienced on July 27, 1995.


                                                    EUA SYSTEM CAPABILITY
                                        GENERATING UNITS IN SERVICE AS OF DECEMBER 31, 1995

                                                                      GROSS         WINTER MAX   GROSS              NET
   IN                                                                 SYSTEM         CLAIMED     SYSTEM    UNIT   SYSTEM
SERVICE                                                               SHARE          CAPABILITY  SHARE     SALES  SHARE
  DATE       UNIT NAME         FUEL TYPE   OWNER/OPERATOR               %                MW        MW      MW       MW
100% OWNERSHIP:
   1959      SOMERSET 6        COAL        MONTAUP ELECTRIC CO.       100.00           110.00    110.00   0.00    110.00
   1970      SOMERSET J1       JET OIL     MONTAUP ELECTRIC CO.       100.00            22.00     22.00    0.00    22.00
   1971      SOMERSET J2       JET OIL     MONTAUP ELECTRIC CO.       100.00            21.20     21.20    0.00    21.20
   1985      PAWTUCKET HYDRO   HYDRO       BLACKSTONE VALLEY ELEC.    100.00             1.24      1.24    0.00     1.24
   1961      JEPSON            DIESEL      NEWPORT ELECTRIC CORP.     100.00             8.00      8.00    0.00     8.00
   1978      ELDRED            DIESEL      NEWPORT ELECTRIC CORP.     100.00             8.25      8.25    0.00     8.25

                                                                  SUBTOTAL:                         171    0.00      171

JOINT OWNERSHIP:
   1976      CANAL 2           NO. 6 OIL   CANAL ELECTRIC COMPANY     50.00            584.00    292.00   35.00   257.00
   1978      WYMAN 4 (YAR 4)   NO. 6 OIL   CENTRAL MAINE POWER CO.     2.63  <F1>      619.25     16.28    0.00    16.28
   1986      MILLSTONE 3       NUCLEAR     NORTHEAST UTILITIES         4.01           1145.70     45.93    0.00    45.93
   1990      SEABROOK          NUCLEAR     NORTH ATLANTIC ENERGY CORP  2.90           1158.00     33.58    0.00    33.58

                                                                  SUBTOTAL:                      387.79   35.00   352.79

EQUITY OWNERSHIP:
   1968      CONN. YANKEE      NUCLEAR     CONN. YANKEE ATOMIC POWER   4.50            583.20     26.24    0.00    26.24
   1972      MAINE YANKEE      NUCLEAR     MAINE YANKEE ATOMIC POWER   3.59            880.00     31.61    0.00    31.61
   1972      VERMONT YANKEE    NUCLEAR     VT. YANKEE NUCLEAR POWER    2.25            531.00     11.95    0.00    11.95

                                                                  SUBTOTAL:                       69.80    0.00    69.80

PURCHASED POWER:
   1968      CANAL 1           NO. 6 OIL   CANAL ELECTRIC COMPANY     25.00            557.00    139.25    0.00    139.25
   1972      PILGRIM 1         NUCLEAR     BOSTON EDISON COMPANY      11.00  <F2>      668.97     73.59    0.00     73.59
   1977      POTTER 2          GAS/OIL     BRAINTREE ELEC. LIGHT DEPT 41.67  <F2>       96.00     40.00    0.00     40.00
   1975      CLEARY 9          GAS/OIL     TAUNTON MUNIC. LIGHTING    13.64  <F2>      110.00     15.00    0.00     15.00
   1984      MCNEIL            WOOD        VERMONT ELECTRIC POWER     15.24  <F2><F3>   53.00      8.08    0.00      8.08
   1972      BERLIN A&B        JET OIL     GREEN MOUNTAIN POWER       26.27             57.10     15.00    0.00     15.00
   1974      BEAR SWAMP GT1    HYDRO       NEW ENGLAND POWER           5.94            286.38     17.50    0.00     17.50
   1974      BEAR SWAMP GT2    HYDRO       NEW ENGLAND POWER           5.94            286.38     17.50    0.00     17.50
   1990      OSP 1             GAS         OCEAN STATE POWER          28.00 <F4>       287.00     80.36    0.00     80.36
   1991      OSP 2             GAS         OCEAN STATE POWER          28.00 <F4>       281.00     78.68    0.00     78.68
   1991      NEA               GAS         NORTHEAST ENERGY ASSOC.     8.62            333.43     28.74    0.00     28.74

                                                                  SUBTOTAL:                      513.70    0.00    513.70


   1991      HYDRO QUEBEC I&II HYDRO       HQ / NEPOOL                 4.06 <F5>       1215.00    49.31    0.00     49.31

                                                                  SUBTOTAL:                       49.31    0.00     49.31



                               TOTAL GROSS SYSTEM CAPABILITY (MW) ------------------------------ 1,191.29

                                                  LESS:  UNIT CONTRACT SALES (MW) --------------------- 35.00

                                           TOTAL NET SYSTEM CAPABILITY (MW) ------------------------------------- 1,156.29

<F1> REPRESENTS MONTAUP JOINT OWNERSHIP SHARE OF 1.9618% AND NEWPORT JOINT OWNERSHIP SHARE OF .6666%.
<F2> "LIFE OF UNIT" PURCHASE CONTRACT.
<F3> NEWPORT PURCHASED POWER ASSIGNED TO MONTAUP.
<F4> FOR EACH UNIT, MONTAUP IS A POWER PURCHASER WITH 22% ENTITLEMENT AND A 6% ENTITLEMENT
    ASSIGNED FROM NEWPORT.  (EUA OCEAN STATE HOLDS A 29.9% EQUITY INTEREST IN OCEAN STATE POWER
    PARTNERSHIP.)
<F5> ENTITLEMENT % IS WEIGHTED AVERAGE OF PHASE I & II SHARES (40% PHASE I (4.01987%); 60% PHASE II (4.0842%)).

     Montaup's participation in generating units of which it is not the sole owner takes various forms including stock (equity) ownership, joint ownership and purchase contracts. In most cases (other than short-term purchased power contracts) the purchaser is required to pay its share (i.e., the same percentage as the percentage of its entitlement to the output) of all of the costs of the generating unit (whether or not the unit is operating) including fixed costs, operating costs, costs of additional construction or modification, costs associated with condemnation, shutdown, retirement, or decommissioning of the unit, and certain transmission charges. Under its contracts with Maine Yankee, Connecticut Yankee Atomic Power Company, Vermont Yankee Nuclear Power Corporation and Yankee Atomic and, under its agreements relating to Phase II of the interconnection with Hydro-Quebec, Montaup may be called upon to provide additional capital and/or other types of direct or indirect financial support. (See Item 1. BUSINESS -- Nuclear Power Issues "Yankee Atomic" and "Maine Yankee.")

Other Property

     The EUA System owns approximately 4,600 miles of transmission and distribution lines and approximately 85 substations located in the cities and towns served.

     Blackstone owns approximately 1,000 miles of transmission and distribution lines and approximately 23 substations located in the cities and towns served. Blackstone also owns 100% of a 1.2-MW hydroelectric generating plant located in Pawtucket, Rhode Island. See Note E of Notes to Financial Statements in Blackstone's 1995 Annual Report (Exhibit 13-1.01 filed herewith) regarding encumbrances.

     Eastern Edison and Montaup own approximately 3,200 miles of transmission and distribution lines and approximately 48 substations located in the cities
and towns served.   See Note F of Notes to Consolidated Financial Statements in
Eastern Edison's 1995 Annual Report (Exhibit 13-1.08 filed herewith) regarding encumbrances.

     In addition to the above, the Retail Subsidiaries, Montaup, and EUA Service also own several buildings which house distribution, maintenance or general office personnel. See Note E of Notes to Consolidated Financial Statements contained in EUA's Annual Report to Shareholders for the year ended December 31, 1995, (Exhibit 13-1.03 filed herewith) regarding encumbrances.

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

     2. On July 14, 1987, the Commonwealth of Massachusetts (the Commonwealth) on behalf of the DEP filed a cost recovery action pursuant to CERCLA and Mass. Gen. Laws Chapter 21E against Blackstone in the United States District Court for the District of Massachusetts (District Court). The Complaint seeks $2.2 million in costs incurred by DEP in the cleanup of an alleged coal gasification waste site at Mendon Road in Attleboro, Massachusetts. In October 1987, without admitting liability, Blackstone entered into an administrative Consent Order with DEP regarding the Mendon Road site and another alleged coal gasification site discovered by the DEP approximately 1/4 mile away known as the Lawn/Knoll site in Attleboro. Blackstone agreed to perform preliminary assessments at both sites in order to determine what remediation, if any, was necessary at the site. In 1988, Blackstone submitted Phase II testing results for the Lawn/Knoll site to the DEP for review and approval, but Blackstone has not received a response or DEP authorization to proceed with further studies or remedial action. On May 26, 1993, the DEP requested Blackstone to submit additional Phase I testing for the Mendon Road site which was completed and
sent to the DEP on December 20, 1993.   Meanwhile, Blackstone has contested
the DEP's cost recovery action, arguing, inter alia, that the waste removed from the Mendon Road site, ferric ferrocyanide (FFC), was not "hazardous" within the meaning of CERCLA or Mass. Gen. Laws Chapter 21E and the DEP's cleanup actions were inconsistent with the National Contingency Plan (NCP).
On November 25, 1991, the District Court held that the waste was "hazardous" within the meaning of both statutes and on December 20, 1992, the District Court held Blackstone and a co-defendant, the Courtois Sand & Gravel Co. (Courtois) liable for an undetermined amount of cleanup costs. The District Court remanded the case to the DEP to supplement the administrative record with Blackstone's oral and written comments concerning the cleanup. On March 19, 1993, Blackstone made an oral presentation to the DEP and on April 19, 1993, Blackstone submitted written comments. On December 13, 1994, the District Court issued a judgment against Blackstone finding Blackstone liable to the Commonwealth for the full amount of response costs incurred by the Commonwealth in the cleanup of the Mendon Road site. The judgment also found Blackstone liable for interest and litigation expenses calculated to the date of judgment. The total liability at December 31, 1994 was approximately $5.9 million, including approximately $3.6 million in interest which has accumulated since 1985.

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

     Blackstone filed a Notice of Appeal of the District Court's judgment and filed its brief with the United States Court of Appeals for the First Circuit (Circuit Court) on February 24, 1995. On October 6, 1995, the Circuit Court vacated the District Court's $5.9 million judgement. Rather than remand the case to the District Court for a trial on the issue of whether FFC is a hazardous substance, the Circuit Court exercised its primary jurisdictional powers to send the matter to the EPA for an administrative determination on the issue. If the EPA determines that FFC is not a hazardous substance, given the present posture of the case, Blackstone may not be liable to reimburse the Commonwealth for the Mendon Road cleanup costs.

     On January 28, 1994, Blackstone filed a Complaint in the District Court seeking, among other relief, contribution and reimbursement from Stone & Webster Inc., of New York City and several of its affiliated companies (Stone & Webster), and Valley Gas Company of Cumberland, Rhode Island (Valley) for any damages incurred by Blackstone regarding the Mendon Road site. Blackstone's Complaint also seeks a declaratory judgment that Stone & Webster and Valley owned and/or operated a coal gasification plant on Tidewater Street in Pawtucket (the Tidewater Plant) where the coal gasification waste allegedly was generated, and that they individually or collectively arranged for the disposal of such waste. The District Court has denied motions to dismiss the complaint filed by Stone & Webster and Valley in 1994. This proceeding was stayed in December 1995 pending final EPA determination as to whether FFC is a hazardous substance.

     Blackstone has notified certain liability insurers and has filed claims with respect to the Mendon Road site. Blackstone reached final settlement with one such insurer for coverage of legal costs related to this proceeding and in January 1996 received payment of approximately $1.2 million. Blackstone is actively pursuing coverage from other carriers.

     3. On October 28, 1986, RIDEM notified Blackstone that there may have been a release of hazardous material at the Tidewater Plant site in Pawtucket, Rhode Island. The site was placed on EPA's CERCLA list in 1987. The site includes the Tidewater Plant owned by Valley Gas Company (approximately 10 acres), the No. 1 Station owned by Blackstone (approximately 10 acres), and land formerly owned by Blackstone that was sold in 1968 to the City of Pawtucket (approximately 10 acres). RIDEM told Blackstone that the site contained cyanide-contaminated wastes and petroleum-contaminated soils due to tanks formerly located at the site. In December, 1990, after obtaining approval from RIDEM, Blackstone removed approximately 1,000 tons of soil from the site. On September 3, 1991, RIDEM initiated a site investigation which constitutes the second step in a site screening and assessment process established by the EPA to determine whether the site should be listed as a Superfund site. On February 3, 1993, RIDEM notified Blackstone that it required further assessment and evaluation of site conditions to determine if the site qualifies for review pursuant to the Hazardous Ranking System. The EPA is planning to review the site to determine whether a further investigation and a hazard ranking should be performed. As previously discussed in item 2 above, on January 28, 1994, Blackstone filed a complaint (previously mentioned in paragraph 2) in the District Court seeking, inter alia, a declaratory judgment that Stone & Webster and Valley are responsible for owning and/or operating the Tidewater
Plant and disposing and/or arranging for the disposal of coal gasification
wastes at the Tidewater Plant site.   On September 12, 1995, RIDEM notified
Blackstone and Valley of their responsibility regarding the release of
hazardous substances at the Tidewater Plant site.   RIDEM ordered Blackstone
and Valley to conduct an environmental study of the Tidewater Plant site and adjoining lots. Blackstone and Valley have entered into an agreement to share the expenses of conducting the study and/or retaining an environmental energy firm to conduct a Phase II site study.

     4. Montaup and EUA Service received a Notice of Responsibility on July 27, 1987, from the DEP for suspected hazardous material at a site owned by Montaup on Hortonville Road in Swansea, Massachusetts. EUA Service has contracted for and received an environmental site assessment for the property identifying the previous property owner as the party likely responsible for the deposit of suspected hazardous waste materials on the site. This assessment has been submitted to the DEP, identifying the previous property owner. Under the new Massachusetts Contingency Plan regulations, Montaup must take the initiative to complete investigative and remedial actions by August 1997. A site investigation was initiated in September 1995 as the first step in this process.

     5. During March-April 1990, Eastern Edison conducted a limited environmental investigation (Phase I study) of a portion of its Dupont Substation in Brockton, Massachusetts. During the investigation, Eastern Edison notified the DEP that it had encountered oils and PCBs. On May 3, 1990, the DEP notified Eastern Edison of its liability for releases of oil and/or hazardous materials at the site, and requested a copy of the Phase I study. Following its review of the Phase I study on January 23, 1991, the DEP issued a Notice of Responsibility to Eastern Edison requiring a Phase II - Comprehensive Site Investigation. A scope of work for the Phase II study was submitted on
April 12, 1991.   In August 1994 a transition statement issued by DEP
reclassifying the site from a Tier IA site to a Tier IB site was signed by Eastern Edison and submitted to DEP. That reclassification enables the site to be investigated and cleaned up under the guidance of a licensed site professional without DEP approval for each action taken. Cleanup activities were nearly completed at the site in 1995. The removal of storage tanks and excavation of PCB "hot spots" was accomplished. Backfilling and paving to cap areas of residual soil contamination are expected to commence in the spring of 1996. The total estimated cost of the cleanup including amounts already incurred, is anticipated to be approximately $550,000.

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

     As of December 31, 1995, the EUA System has incurred costs of approximately $4.6 million (excluding the Mendon Road judgment) in connection with the foregoing environmental matters, substantially all of which relate to Blackstone. EUA estimates that additional expenditures (excluding the Mendon Road judgment) may be incurred through 1997 of up to $3.0 million of which approximately $2.5 and $0.5 million relate to Blackstone and Eastern Edison, respectively.

     As a general matter, the EUA System will seek to recover costs relating to environmental proceedings in their rates. Blackstone is recovering in rates certain of its incurred costs over a five-year period. Montaup is currently recovering certain of its incurred costs in its rates. Estimated amounts after 1997 are not now determinable since site studies which are the basis of these estimates have not been completed. As a result of the recoverability in current rates and the uncertainty regarding both its estimated liability, as well as potential contributions from insurance carriers and other responsible parties, EUA does not believe that the ultimate impact of the environmental costs will be material to the financial position of the EUA System or to any individual subsidiary and thus, no loss provision is required at this time.

EUA WestCoast L.P.

     EUA Cogenex, through its EUA WestCoast (WestCoast) L.P., had under development a cogeneration facility of approximately 1.5 MW. The cogeneration facility experienced numerous start-up delays and cost overruns. The host of the facility has taken the position that the energy services agreement between WestCoast and itself is terminated due to, among other things, failure to complete the project. WestCoast disagrees with the host's right to terminate, but has decided not to contest the host's purported termination.

     In June 1993, WestCoast filed a lawsuit against the contractors responsible for the design and construction of the facility, as well as the surety which issued a performance bond guaranteeing construction. Certain defendants in that action have filed cross-complaints against WestCoast and EUA Cogenex, seeking, among other things, approximately $300,000 for payments withheld by WestCoast due to the contractor's deficient performance, contribution and indemnity. A contractor has also filed a cross-complaint against the host. Additionally, the host has filed a cross-complaint against Cogenex and the other parties in the litigation, seeking approximately $7 million in damages arising principally from lost economic advantage. EUA WestCoast filed its own cross complaint against the host affirmatively seeking damages. EUA WestCoast has secured defense from insurance carriers for the claims made by the host.

     EUA Cogenex intends to vigorously prosecute its claims against the contractors, surety and host, and defend itself against any cross-complaints. EUA Cogenex cannot predict the ultimate resolution of this matter. As a result of EUA Cogenex's decision to discontinue cogeneration operations effective as of July 1, 1995, EUA Cogenex has recorded a reserve for its total investment in this project which is included in the one-time after-tax charge to earnings of approximately $10.5 million.


 Other Proceedings

     In December 1992, Montaup commenced a declaratory judgment action in which it sought to have the Massachusetts Superior Court determine its rights under the Power Purchase Agreement between it and Aquidneck Power Limited Partnership. In April 1995 Montaup filed a motion for summary judgement and in June 1995 the court granted Montaup's motion. In July, Aquidneck filed for appeal of the court's decision.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.


EXECUTIVE OFFICERS OF EASTERN UTILITIES ASSOCIATES

     The names, ages and positions of all of the executive officers of EUA as of March 18, 1996, are listed below along with their business experience during the past five years. Officers are elected annually by the Trustees at the meeting of Trustees next following the annual meeting of shareholders. The 1996 Annual Meeting of Shareholders is scheduled to be held on May 20, 1996. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. The executive officers also serve as officers/or directors of various subsidiary companies.

Name, Age and Position        Business Experience During Past 5 Years

  Richard M. Burns, 58        Comptroller since 1976, Assistant Secretary since
   Comptroller                1978, and Assistant Treasurer since April 1986.
                               Chief Accounting Officer of EUA.

  John D. Carney, 51          Executive Vice President since April 1995;
   Executive Vice President   President of Eastern Edison Company since January
                              1990; President of Blackstone since April 1995.
                              Responsible for the day-to-day activities of The EUA System's retail electric operations.

  Clifford J. Hebert, Jr., 48 Treasurer since April 1986. Secretary since May,
   Treasurer and              1995.  Responsible for financial, treasury and
   Secretary                  corporate affairs of the EUA System.

  Donald G. Pardus, 55        Chairman since July 1990; Chief Executive
   Chairman of the Board,     Officer since April 1989.  Responsible for
   Chief  Executive Officer   the overall management of the EUA System.
   and Trustee

  Robert G. Powderly, 48      Executive Vice President since April 1992;
   Executive Vice President   President of Newport Electric Corporation  from
                              March 1990 to April 1992. Responsible for purchasing, customer information services, information systems, human resources, marketing and rate activities of the EUA System.

  John R. Stevens, 55         President since July 1990; Chief Operating
   President, Chief Operating Officer since January 1990; Senior Executive Vice
   Officer and Trustee        President from January 1990 to July, 1990.
                              Responsible for retail operations and new ventures of the EUA System.

  Except as described below, there have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.

  On February 28, 1991, EUA Power (now Great Bay Power), filed a voluntary petition with the United States Bankruptcy Court for the District of New Hampshire for protection under Chapter 11 of the Federal Bankruptcy Code. EUA Power, a wholly owned subsidiary of EUA prior to February 5, 1993, the date it redeemed all of its equity securities held by EUA, was organized solely for the purpose of acquiring an interest in the Seabrook Project and selling in the wholesale market its share of electricity generated by the project. EUA has no ownership interest in Great Bay Power.

  Messrs. Burns, Hebert, Pardus and Stevens, were officers or directors of EUA Power since its formation in 1986, resigned their positions effective December 30, 1992, with the exception of Mr. Stevens who resigned as the sole officer and director of Great Bay Power on November 22, 1994.

                               PART II

Item 5.  MARKET FOR EUA'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The information set forth under the caption "QUARTERLY FINANCIAL AND COMMON SHARE INFORMATION" included in EUA's Annual Report to Shareholders for the year ended December 31, 1995 (Exhibit 13-1.03 filed herewith) is incorporated herein by reference.

  The information required by this item for Blackstone and Eastern Edison is incorporated by reference to information contained under the like captioned sections of Blackstone's and Eastern Edison's 1995 Annual Reports (Exhibit 13-
1.01 and 13-1.08, respectively, filed herewith).

  As of February 1, 1996 there were 12,161 EUA common shareholders of record.

  The closing price of EUA's Common Shares as reported by the Wall Street Journal on March 18, 1996 was $21.125.



Item 6.  SELECTED FINANCIAL DATA

  The information set forth under the caption "SELECTED CONSOLIDATED FINANCIAL DATA" included in EUA's Annual Report to Shareholders for the year ended December 31, 1995, (Exhibit 13-1.03 filed herewith) and the information set forth under the caption "SELECTED FINANCIAL DATA" included in the Annual Reports for the year ended December 31, 1995 for Blackstone and Eastern Edison (Exhibits 13-1.01 and 13-1.08, respectively, filed herewith) are incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The information required by this item is incorporated herein by reference to pages 9 through 20 in the 1995 EUA Annual Report to Shareholders, pages 3 through 8 in the 1995 Blackstone Annual Report and pages 3 through 9 in the 1995 Eastern Edison Annual Report (Exhibits 13-1.03, 13-1.01 and 13-1.08 for EUA, Blackstone and Eastern Edison , respectively, filed herewith).

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this item is incorporated herein by reference to pages 22 through 37 in the 1995 EUA Annual Report to Shareholders, page 2 and pages 10 through 27 in the 1995 Blackstone Annual Report and, page 2 and pages 12 through 31 in the 1995 Eastern Edison Annual Report (Exhibits 13-1.03, 13-
1.01 and 13-1.08 for EUA, Blackstone and Eastern Edison, respectively, filed herewith).

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

             None.

                              PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

EASTERN UTILITIES ASSOCIATES

  The information concerning trustees and executive officers set forth under the caption "ELECTION OF TRUSTEES AND OWNERSHIP OF COMMON SHARES" in EUA's definitive Proxy Statement to be mailed to shareholders in connection with the shareholders' annual meeting to be held on May 20, 1996, and filed with the SEC is incorporated herein by reference. See also "EXECUTIVE OFFICERS OF EASTERN UTILITIES ASSOCIATES" following Item 4 herein.


BLACKSTONE AND EASTERN EDISON

The names, ages and positions of all of the directors and executive officers of Blackstone and Eastern Edison as of March 18, 1996 are listed below with their business experience during the past five years. The directors of Blackstone and the directors, Treasurer and Clerk of Eastern Edison are each elected to serve until the next annual stockholders' meeting. All other officers are elected to serve until the next meeting of directors following the annual stockholders' meeting. There is no family relationship between any of the directors or officers of Blackstone and Eastern Edison. Messrs. Pardus and Stevens are Trustees of EUA. Certain officers of Blackstone and Eastern Edison are, or at various times in the past have been, officers and/or directors of the System Companies with which Blackstone and Eastern Edison have entered into contracts and had other business relations.


Name, Age and Position        Business Experience During Past 5 Years

 Richard M. Burns, 58*        Vice President, Assistant Treasurer and Assistant
  Vice President              Clerk/Assistant Secretary of Blackstone and
                              Eastern Edison since April 1986.

 John D. Carney, 51*          President and Director of Blackstone since April
  Director and President      1995; President and Director of Eastern Edison
                              since January 1990.

 David H. Gulvin, 61          Senior Vice President of Blackstone and Eastern
  Senior Vice President       Edison since April 1995; President of Blackstone
                              from November 1989 to April 1995; Director of
                              Blackstone since November 1989.  Director of
                              Eastern Edison since July 1995. Responsible for corporate communications, consumer services, marketing and rate activities.

 Barbara A. Hassan, 46        Vice President of Blackstone since April 1995;
  Vice President              Vice President of Eastern Edison since January
                              1990. Responsible for the operation and maintenance of the transmission and distribution facilities.

 Clifford J. Hebert, Jr., 48* Treasurer since April 1986 and Secretary/Clerk
  Treasurer and               since April 1995 of both Blackstone
   Secretary/Clerk            and Eastern Edison.

  Michael J. Hirsh, 41        Vice President of Blackstone since July 1991;
   Vice President             Vice President of Eastern Edison since April
                              1995; Prior to that he was either a Director or Manager of the Engineering or Resource Planning
                              Departments of EUA Service for more than five years. Responsible for all engineering and technical services.

 Kevin A. Kirby, 45           Vice President of Blackstone and Eastern Edison
  Vice President              since April, 1995; prior to that he was a
                              Director of the Integrated Resource Management department of EUA Service for five years;
                              responsible for the resource planning, power supply and contract administration activities of the EUA System.

 Donald G. Pardus, 55*        Chairman of the Board since July 1989 and
   Director and               Director since 1979 of both Blackstone and
   Chairman of the Board      Eastern Edison.

 Robert G. Powderly, 48*      Executive Vice President and Director since March
  Director and Executive      1992 of both Blackstone and Eastern Edison.
  Vice President

 John R. Stevens, 55*         Vice Chairman of the Board since July 1989 and
  Director and Vice           Director since July 1987 of both Blackstone and
  Chairman of the Board       Eastern Edison.

* Please refer to the material supplied under the caption "EXECUTIVE OFFICERS OF EASTERN UTILITIES ASSOCIATES" following Item 4 herein for other information regarding this officer.

Item 11.                 EXECUTIVE COMPENSATION

Eastern Utilities Associates

 The information concerning executive compensation set forth under the caption "COMPENSATION AND OTHER TRANSACTIONS" in EUA's definitive Proxy Statement to be mailed to shareholders in connection with the shareholders' annual meeting to be held on May 20, 1996 and filed with the SEC is incorporated herein by reference with the exception of the Report of the Compensation and Nominating Committee on Compensation of Executive Officers and accompanying Corporate Performance Graph that appears therein and which are specifically not incorporated herein by reference.

Blackstone and Eastern Edison

 The Chief Executive Officer and the four other most highly compensated executive officers of Blackstone and Eastern Edison hold the same or similar positions with EUA and are not paid directly by either Blackstone or Eastern Edison. The information required by this item is incorporated herein by reference to the material under the caption "COMPENSATION AND OTHER TRANSACTIONS" in the definitive Proxy Statement of EUA, dated March 27, 1996, with the exception of the Report of the Compensation and Nominating Committee on Compensation of Executive Officers and accompanying Corporate Performance Graph that appears therein and which are specifically not incorporated herein by reference.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    (a) Security ownership of certain beneficial owners of Blackstone and Eastern Edison.

                                        Amount (number of
                Name and Address of     shares) and Nature of       Percent
Title of Class  Beneficial Owner        Beneficial Ownership        of Class

Common Stock    Eastern Utilities
                   Associates           2,891,357 of Eastern Edison*  100%
                One Liberty Square      184,062 of Blackstone*        100%
                Boston, Massachusetts
_______________
*All shares, which are the only voting securities of Eastern Edison and Blackstone, are registered in the name of the beneficial owner.

   (b) Security ownership of certain beneficial owners of EUA and management of EUA, Blackstone and Eastern Edison.

   The statements concerning security ownership of certain beneficial owners and management set forth under the caption "ELECTION OF TRUSTEES AND OWNERSHIP OF COMMON SHARES" in EUA's definitive Proxy Statement to be mailed to shareholders in connection with the shareholders' annual meeting to be held on May 20, 1996 and filed with the SEC are incorporated herein by reference.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.
                              PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements

   The response to this portion of Item 14 is set forth under Item 8.

  (a)(2) Financial Statement Schedules

   The following additional consolidated financial statement schedules filed herewith for EUA and Blackstone should be considered in conjunction with the financial statements in the EUA's Annual Report to Shareholders and Blackstone's Annual Report for the year ended December 31, 1995 (Exhibit 13-
1.03 and 13-1.01, respectively, filed herewith):

   1.  Financial Statement Schedules:

   EUA
      Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 1995.

   Blackstone
      Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 1995.

  (a)(3) Exhibits (*denotes filed herewith).

Articles of Incorporation and By-Laws:

                               -EUA-

 3-1.03   -  Declaration of Trust of EUA, dated April 2, 1928, as amended
            (Exhibit A-3, File No. 70-3188; Exhibit 1 to EUA's 8-K Reports for
             April in each of the years 1957, 1962, 1966, 1968, 1972, and 1973,
             File No. 1-5366; Exhibit A-1 (a), Amendment No. 2 to Form U-1,
             File No. 70-5997; Exhibit 4-3, Registration No.  2-72589; Exhibit
             1 to Certificate of Notification, File No. 70-6713; Exhibit 1 to
             Certificate of Notification, File No. 70-7084; Exhibit 3-2, Form
             10-K of EUA or 1987, File No. 1-5366).

                        - Eastern Edison -

 3-1.08   -  Form of Restated and Amended Articles of Organization (filed as
             Exhibit B-1 to Form U5S of EUA for 1993).

Instruments Defining the Rights of Shareholders, Including Indentures:

                        - Eastern Edison -

 4-1.08   -  Indenture of First Mortgage and Deed of Trust dated as of
             September 1, 1948 of Eastern Edison (Exhibit 4-1, Registration No.
             2-77468), and twenty-six supplements thereto (Exhibit A, File No.
             70-3015; Exhibit A-3, File No. 70-3371; Exhibit C to Certificate of Notification, File No. 70-3371; Exhibit D to Certificate of
             Notification, File No. 3619; Exhibit D to Certificate of
             Notification, File No. 70-3798; Exhibit F to Certificate of
             Notification, File No. 70-4164; Exhibit D to Certificate of
             Notification, File No. 70-4748; Exhibit C to Certificate of
             Notification, File No. 70-5195; Exhibit F to Certificate of
             Notification, File No. 70-5379; Exhibit C to Certificate of
             Notification, File No. 70-5719; Exhibit 5-24 Registration No. 2-
             65785; Exhibit F to Certificate of Notification, File No. 70-6463;
             Exhibit C to Certificate of Notification, File No. 70-6608;
             Exhibit C to Certificate of  Notification, File No. 70-6737;
             Exhibit F to Certificate of Notification, File No. 70-6851;
             Exhibit 4-31, Form 10-K of EUA for 1984, File No. 1-5366; Exhibit
             F to Certificate of Notification, File No. 70-7254; Exhibit C to Certificate of Notification, File No. 70-7373; Exhibit C to
             Certificate of Notification, File No. 70-7373; Exhibit C to
             Certificate of Notification, File No.  70-7373; Exhibit F to
             Certificate of  Notification, File No. 20-7511; Exhibit 4-34,
             Form 10-K of Eastern Edison for 1990, File No. 0-8480; Exhibit 4-
             24, Form 10-K of Eastern Edison for 1992, File No. 0-8480; Exhibit
             4-35, Form 10-K of Eastern Edison for 1990, File No. 0-8480;
             Exhibit 4-36, Form 10-K of Eastern Edison for 1990, File No. 0-
             8480; Exhibit C-33 to Form U5S of EUA for 1993; Exhibit C-34 to Form U5S of EUA for 1993; Exhibit 4-29.08, Form 10-K of Eastern
             Edison for 1994, File No. 0-8480).

                           - Montaup -

 4-1.05   -  Form of 8% Debenture Bonds due 2000 of Montaup (Exhibit 4-10,
             Registration No. 2-41488).

 4-2.05   -  Form of 8-1/4% Debenture Bonds due 2003 of Montaup (Exhibit B-3,
             Form U5S of EUA for year 1973).

 4-3.05   -  Form of 14% Debenture Bonds due 2005 of Montaup (Exhibit 4-11,
             Registration No. 2-55990).

 4-4.05   -  Form of 10% Debenture Bonds due 2008 of Montaup (Exhibit 5-3,
             Registration No. 2-65785).

 4-5.05   -  Form of 16-1/2% Debenture Bonds due 2010 of Montaup (Exhibit 4-11,
             Form 10-K of EUA for 1980, File No. 1-5366).

 4-6.05   -  Form of 12-3/8% Debenture Bonds due 2013 of Montaup (Exhibit 4-13,
             Form 10-K of EUA for 1983, File No. 1-5366).

 4-7.05   -  Form of 10-1/8% Debentures due 2008 of Montaup (Exhibit 4, Form
             10-Q of Eastern Edison for quarter ended September 30, 1983, File
             No. 0-8480).

 4-8.05   -  Form of 9% Debenture Bonds due 2020 of Montaup (Exhibit 4-10, Form
             10-K of Eastern Edison for 1990, File No. 0-8480).

 4-9.05   -  Form of 9 3/8% Debenture Bonds due 2020 of Montaup (Exhibit 4-11,
             Form 10-K of Eastern Edison for 1990, File No. 0-8480).

                          - Blackstone -

 4-1.01   -  First Mortgage Indenture and Deed of Trust dated as of December 1,
             1980 of Blackstone (Exhibit A, Form 8-K of EUA dated January 14,
             1981, File No. 1-5366) and two supplements thereto (Exhibit 4-33,
             Form 10-K of EUA for 1989, File No. 1-5366; Exhibit 4-3, Form 10-K of BVE for 1990, File No. 0-2602).


 4-4.01   -  Loan Agreement between Rhode Island Industrial Facilities
             Corporation and Blackstone dated as of December 1, 1984 (Exhibit
             10-72, Form 10-K of EUA for 1984, File No. 1-5366).

                          - EUA Service -

 4-1.07   -  Note Purchase Agreement dated as of January 13, 1988 of Service
            (Exhibit 4-38, Form 10-K of EUA for 1987, File No. 1-5366).

                          - EUA Cogenex -

 4-1.10   -  Note Agreement dated as of June 28, 1990 of EUA Cogenex with the
             Prudential Insurance Company of America (Exhibit 4-46, Form 10-K of EUA for 1990, File No. 1-5366).

 4-2.10   -  Note Agreement dated as of October 29, 1991 between EUA Cogenex and Prudential Insurance Company of America  (Exhibit 4-55, Form
             10-K of EUA for 1991, File No. 1-5366).

 4-3.10   -  Note Purchase Agreement dated as of September 29, 1992 of EUA
             Cogenex and the Prudential Life Insurance Company of America
             (Exhibit 4-44, Form 10-K of EUA for 1992, File No. 1-5366).

 4-4.10   -  Indenture dated September 1, 1993 between EUA Cogenex and the Bank of New York as Trustee (Exhibit 4-4.10, Form 10-K of EUA for 1993,
             File No. 1-5366).

                           - Newport -

 4-1.14   -  Indenture of First Mortgage dated as of June 1, 1954 of Newport, as supplemented on August 1, 1959, April 1, 1962, October 1, 1964,
             April 1, 1967, September 1, 1969, September 1, 1970, June 1, 1978,
             October 1, 1978, May 1, 1986, December 1, 1987 and November 1,
             1989 (Exhibit 4-49, Form 10-K of EUA for 1990, File No. 1-5366).

 4-2.14   -  United States Government Small Business Administration Loan to
             Newport entitled, "Base Closing Economic Injury Loan", signed May
             30, 1975 and amended on October 6, 1983 (Exhibit 4-50, Form 10-K of EUA for 1990, File No. 1-5366).

 4-3.14   -  Indenture of Second Mortgage dated as of September 1, 1982 of
             Newport, as supplemented on December 1, 1988 (Exhibit 4-51, Form
             10-K of EUA for 1990, File No. 1-5366).

 4-4.14   -  Loan Agreement between the Rhode Island Port Authority and
             Economic Development Corporation and Newport Electric Corporation dated as of January 6, 1994 (Exhibit 4-4.14, Form 10-K of EUA for
             1993, File No. 1-5366).

 4-5.14   -  Trust Indenture between the Rhode Island Authority and Economic
             Development Corporation and Newport Electric Corporation dated as of January 1, 1994 (Exhibit 4-5.14, Form 10-K of EUA for 1993,
             File No. 1-5366).

 4-6.14   -  Letter of Credit and Reimbursement Agreement dated January 6, 1994
            (Exhibit 4-6.14, Form 10-K of EUA for 1993, File No. 1-5366).

                       - EUA Ocean State -

 4-1.12   -  Note Purchase Agreement dated as of January 16, 1992 between EUA
             Ocean State Corporation and John Hancock Mutual Life Insurance
             Company (Exhibit 4-56, Form 10-K of EUA for 1991, File No. 1-
             5366).

Material Contracts:

                             - EUA -

10-1.03   -  Employees' Retirement Plan of Eastern Utilities Associates and its
             Subsidiary Companies Trust Agreement as amended and restated, effective July 1, 1981 (Exhibit 10-1, Registration No. 2-80205).

10-2.03   -  Eastern Utilities Associates Employees' Savings Plan Trust
             Agreement (Exhibit 10-3, Form 10-K of EUA for 1992, File No. 1-
             5366).

10-3.03   -  Eastern Utilities Associates Employees' Savings Plan as amended and restated effective January 1, 1989 (Exhibit 10-4, Form 10-K of
             EUA for 1992, File No. 1-5366).

10-4.03   -  Stock Purchase Agreement dated as of December 10, 1986, among
             Eastern Utilities Associates, Citizens Corporation and Citizens
             Energy Corporation (Exhibit 10-104, Form 10-K of EUA for 1986,
             File No. 1-5366).

10-5.03   -  Precedent Agreement dated as of November 29, 1989 between EUA and
             NECO Enterprises, Inc. (Exhibit B-4, Form U-1, File No. 70-7677).

10-6.03   -  Amendment to and Restatement of Stock Purchase Agreement dated as of February 1, 1990 between EUA, NECO Enterprises, Inc., Newport
             Electric Corporation and a special-purpose subsidiary of EUA for the acquisition by EUA of the stock of Newport Electric
             Corporation (Exhibit B-3, Form U-1, File No. 70-7677).

10-7.03   -  Letter of Assurance in connection with the Credit Agreement between Vermont Electric Transmission Company, Inc. and Bank of
             America National Trust and Savings Association dated July 19, 1983
             (Exhibit 10-111, Form 10-K of EUA for 1990, File No. 1-5366).

10-8.03   -  Amended and Restated Equity Maintenance Agreement dated as of
             September 29, 1992 among EUA and The Prudential Insurance Company of America and Pruco Life Insurance Company (Exhibit 10-9, EUA 10-
             K for 1992, File No.  1-5366).

10-9.03   -  Guaranty, dated June 28, 1990 made by EUA in favor of The
             Prudential Life Insurance Company of America (Exhibit 10-10, EUA
             10-K for 1992, File No. 1-5366).

10-10.03  -  Guaranty, dated January 16, 1992 made by EUA in favor of John
             Hancock Mutual Life Insurance Company (Exhibit 4-125, Form 10-K of EUA for 1991, File No. 1-5366).

10-11.03  -  Form of Service Contract between EUA Service Corporation and each of the other companies (including EUA) in the EUA System (Exhibit 13-1.03, Registration No. 2-55990).

10-12.03  -  Form of EUA Restricted Stock Plan effective July 17, 1989 (Exhibit
             10-13, EUA Form 10-K for 1992, File No. 1-5366).

10-13.03  -  Eastern Utilities Associates Employees' Share Ownership Plan Trust
             Agreement (Exhibit 5, Form 10-K of EUA for 1977, File No. 1-5366).

10-14.03* -  Employees' Retirement Plan of Eastern Utilities Associates and Its
             Affiliated Companies as amended and restated effective January 1, 1989.

10-15.03* -  Eastern Utilities Associates Employees' Savings Plan as amended and restated effective January 1, 1989 (including amendments through January 1, 1992).

10-16.03* -  First Amendment to the Employees' Retirement Plan of Eastern
             Utilities Associates and Its Affiliated Companies dated December 21, 1994.

10-17.03* -  First Amendment to Eastern Utilities Associates Employees' Savings
             Plan and Its Affiliated Companies dated December 21, 1994.

                        - Eastern Edison -

 10-1.08  -  Trust Agreement dated as of July 1, 1993 between Massachusetts
             Industrial Finance Agency and Shawmut Bank, N.A. (filed as Exhibit 10-1.08 to Eastern Edison's Form 10-K for 1993, File No. 0-8480).

 10-2.08  -  Loan Agreement dated as of July 1, 1993 between Massachusetts
             Industrial Finance Agency and Eastern Edison (filed as Exhibit 10-
             2.08 to Eastern Edison's Form 10-K for 1993, File No. 0-8480).

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

                            - Montaup -

 10-1.05  -  Montaup Contract, as amended (Exhibit 4-B, Registration No. 2-
             14119; Exhibit 13-A1, Registration No. 2-14718; Exhibit 4-B-2, Registration No. 2-26509; Exhibit 4-B-3, Registration No. 2-33061; Exhibits 13-3 and 13-4, Registration No. 2-48966; Exhibit B-2, Form U5S of EUA for year 1974 and Exhibit 5-40, Registration No. 2-62862).

 10-2.05  -  Power Contract (composite copy) between Connecticut Yankee Atomic
             Power Company and Montaup dated July 1, 1964 as amended and supplemented March 1, 1978, August 22, 1980, and October 15, 1982 (Exhibit B-1, File No. 70-4245; Exhibit 20, Form 10-K of EUA for 1977, file No. 1-5366; Exhibit 10-52, Form 10-K for EUA for 1981, File No. 1-5366; Exhibit 10-67, Form 10-K for EUA for 1983, file No. 1-5366).

 10-3.05  -  Capital Funds Agreement (composite copy) between Connecticut
             Yankee Atomic Power Company and Montaup dated September 1, 1964 (Exhibit B-2, File No. 70-4245).

 10-4.05  -  Stockholder Agreement (composite copy) among Connecticut Yankee
             Atomic Power Company's Sponsors, including Montaup, dated July 1, 1964 (Exhibit B-4, File No. 70-4245).

 10-5.05  -  Contract for sale of power to Montaup by Canal Electric Company dated December 1, 1965 (Exhibit 2D, File No. 0-688).

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

 10-10.05 -  Power Contract (composite copy) between Maine Yankee Atomic and
             Montaup dated May 20, 1968, as amended December 19, 1983 and January 1, 1984 (Exhibit B-3, File No. 70-4658; Exhibit 10-64, Form 10-K of EUA for 1983, File No. 1-5366; Exhibit 10-66, Form 10-K of EUA for 1984, File No. 1-5366).

 10-11.05 -  Stockholder Agreement (composite copy) among Maine Yankee
             Sponsors, including Montaup, dated May 20, 1968 (Exhibit B-4, File 70-4658).

 10-12.05 -  Agreement (composite copy) among Vermont Yankee Nuclear Power
             Corporation's Sponsors, including Montaup, dated as of April 30, 1969 (Exhibit B-7, File No. 70-4435).

 10-13.05 -  Form of Agreement among Maine Yankee Atomic Power Company's
             Sponsors dated as of May 20, 1969 (Exhibit B-5, File No. 70-4658).

 10-14.05 -  Form of New England Power Pool Agreement dated as of September 1,
             1971, as amended as of July 1, 1972, March 1, 1973, April 2, 1973, March 15, 1974, June 1, 1975, September 1, 1975, December 31, 1976, January 18, 1977, July 1, 1977, August 1, 1977, August 15,
             1978, January 31, 1980, February 1, 1980, September 1, 1981,
             December 1, 1981, June 1, 1982, June 15, 1983, October 1, 1983,
             August 1, 1985, August 15, 1985, January 1, 1986, September 1, 1986, March 1, 1988, May 1, 1988, March 15, 1989 and October 1,
             1990, (Exhibit 13-45, Registration No. 2-41488; Exhibit 13-38, Registration No. 2-46612; Exhibits 13-39 and 13-40, Registration No. 2-48966; Exhibit B-3, Form U5S of EUA for year 1974; Exhibit 13-35(a), Registration No. 2-54449; Exhibit 13-35, Registration No. 2-55990, Exhibits 5-69 and 5-70, Registration Exhibit 13-35(a), Registration No. 2-54449; Exhibit 13-35, Registration No. 2-55990, Exhibits 5-69 and 5-70, Registration No. 2-58625;
             Exhibit 6, Form 10-K of EUA for 1977, File No. 1-5366; Exhibit 1, Form 10-K of EUA for 1979, File No. 1-5366; Exhibit No. 10-67, Registration No. 2-80205; Exhibit 10-65, Form 10-K of EUA for 1983, File No. 1-5366; Exhibit 10-66, Form 10-K of EUA for 1983,
             File No.  1-5366; Exhibits 10-75, 10-76, and 10-77, Form 10-K of
             EUA for 1985, File No.  1-5366; Exhibit 10-79, Form 10-K of
             EUA for 1986, File No. 1-5366; Exhibits 10-99 and 10-100, Form 10-K of EUA for 1988, File No. 1-5366; Exhibit 10-96, Form 10-K of EUA for 1989, File No. 1-5366; Exhibit 10-81, Form 10-K of Eastern Edison for 1990, File No. 0-8480).

 10-15.05 -  Unit Participation Agreement between Maine Electric Power Company,
             Inc. and New Brunswick Electric Power Commission dated November 15, 1971 (Exhibit 13-43.1, Registration No. 2-44377).

 10-16.05 -  Assignment Agreement dated March 20, 1972 between Maine Electric
             Power Company, Inc. and New Brunswick Electric Power Commission (Exhibit 13-43.3, Registration No. 2-44377).

 10-17.05 -  Agreement between Montaup and Boston Edison Company dated August
             1, 1972 and as amended January 1, 1985 for purchase of power from Pilgrim No. 1 nuclear unit at Plymouth, Massachusetts (Exhibit 13-41, Registration No. 2-46612; Exhibit 10-67, Form 10-K of EUA for 1984, File No. 1-5366).

 10-18.05 -  Agreement dated as of May 1, 1973 for Joint Ownership,
             Construction and Operation of New Hampshire Nuclear Units among Public Service Company of New Hampshire and other utilities including Montaup, as amended as of May 24, 1974, June 21, 1974, September 25, 1974, October 25, 1974, January 31, 1975, as supplemented by Letter Agreement dated April 27, 1978 and amended as of April 18, 1979 (two amendments), April 25, 1979, June 8, 1979, October 11, 1979, December 15, 1979, June 16, 1980, December
             31, 1980, June 1, 1982, April 27, 1984, June 15, 1984, March 8,
             1985, March 14, 1986, May 1, 1986, September 19, 1986, November
             1987, January 13, 1989 and November 1, 1990.  (Exhibit 13-57,
             Registration No. 2-48966; Exhibit B-6, Form U5S of EUA for year 1974; Exhibit 5-130, Registration No. 2-62862; Exhibit 5-70, Registration No. 2-65785; Exhibit 2, Form 10-K of EUA for 1979, File No. 1-5366; Exhibit 5-34, Registration No. 2-69052; Exhibit 20-1, Form 10-K of EUA for 1980, File No. 1-5366; Exhibit 10-69,
             Registration No. 2-80205; Exhibit 2, Form 10-Q of EUA for the Quarter Ended March 31, 1984, File No. 1-5366; Exhibit 3, Form 10-Q of EUA for the Quarter Ended June 30, 1984, File No. 1-5366;
             Exhibit 10-70, Form 10-K of EUA for 1985, File No. 1-5366; Exhibits 10-80 and 10-81, Form 10-K of EUA for 1986, File No. 1-5366; Exhibits 10-95 and 10-96, Form 10-K of EUA for 1987, File No. 1-5366; Exhibit 10-101, Form 10-K of EUA for 1988, File No. 1-5366; Exhibit 10-82, Form 10-K of Eastern Edison for 1990, File No. 0-8480).

 10-19.05 -  Sharing Agreement dated as of September 1, 1973 among The
             Connecticut Light and Power Company and other utilities, including Montaup, concerning participation in a nuclear generating unit located in Connecticut (Millstone Unit No. 3), as amended and supplemented by Amendatory Agreement dated May 11, 1984 as amended as of April 1, 1986 (Exhibit B-17, Form U5S of EUA for year 1973; Exhibit B-8, as amended as of April 11, 1986, Form U5S of EUA for year 1974; Exhibit B-30, Form U5S of EUA for year 1976; Exhibit 10-68, Form 10-K of EUA for 1984, File No. 1-5366; Exhibit 10-82,
             Form 10-K of EUA for 1986, File No. 1-5366).

 10-20.05 -  Agreement for Joint Ownership, Construction and Operation of
             William F. Wyman Unit No. 4 dated November 1, 1974 as amended June 30, 1975, August 16, 1976 and December 31, 1978 among Central Maine Power Company and other utilities including Montaup (Exhibit B-9, Form U5S of EUA for year 1974; Exhibit 13-58, Registration No. 2-55990; Exhibit 5-95, Registration No. 2-58625; Exhibit 5-40, Registration No. 2-69052).

 10-21.05 -  Agreement for Joint Ownership dated as of October 27, 1970 between
             Canal Electric Company and Montaup (Exhibit 13-71, Registration No. 2-55990).

 10-22.05 -  Agreement for use of Common Facilities by Canal Units I and II and
             for Allocation of Related Costs dated as of October 27, 1970 between Canal Electric Company and Montaup (Exhibit 13-72, Registration No. 2-55990).

 10-23.05 -  Guarantee Agreement (composite copy) dated as of November 13, 1981 between The Connecticut Bank and Trust Company, as Trustee, and Montaup relating to debentures of Connecticut Yankee Atomic Power Company (Exhibit 10-61, Form 10-K of EUA for 1981, File No. 1-5366).

 10-24.05 -  Guarantee Agreement dated as of November 5, 1981 between Bankers
             Trust Company, as Trustee of the Vernon Energy Trust, and Montaup relating to a nuclear fuel sales agreement and related transactions entered into by Vermont Yankee Nuclear Power Corporation (Exhibit 10-63, Form 10-K of EUA for 1981, File No. 1-5366).

 10-25.05 -  Agreement for Seabrook Project Disbursing Agent, dated as of May
             23, 1984, as amended March 8, 1985, May 20, 1985, June 18, 1985,
             January 1, 1986, November, 1987, August 1, 1989, and restated as of November 1, 1990, among the participants in the Seabrook nuclear generating project, including Montaup and Yankee Atomic Electric Company (Exhibit 2, Form 10-Q of EUA for the Quarter Ended June 30, 1984, File No. 1-5366; Exhibit 10-69, Form 10-K of EUA for 1985, File No. 1-5366; Exhibits 10-86, 10-87 and 10-88,
             Form 10-K of EUA for 1986, File No. 1-5366; Exhibit 10-97, Form 10-K of EUA for 1987, File No. 1-5366; Exhibit 10-105, Form 10-K of EUA for 1989, File No. 1-5366; Exhibit 10-84, Form 10-K of Eastern Edison for 1990, File No. 0-8480).

 10-26.05 -  Guarantee Agreement dated as of August 1, 1985 among The
             Connecticut Bank and Trust Company, Connecticut Yankee Atomic Power Company and Montaup Electric Company relating to Revolving Credit Loans of Connecticut Yankee (Exhibit 10-85, Form 10-K of EUA for 1985, File No. 1-5366).

 10-27.05 -  Equity Funding Agreement for New England Hydro-Transmission
             Corporation dated as of June 1, 1985, between New England Hydro-Transmission Corporation and several New England electric utilities, including Montaup as amended as of May 1, 1986 and September 1, 1987 (Exhibits 10-96 and 10-97, Form 10-K of
             EUA for 1986, File No. 1-5366; Exhibit 10-116, Form 10-K of EUA for 1987, File No. 1-5366).

 10-28.05 -  Equity Funding Agreement for New England Hydro-Transmission
             Electric Company, Inc. dated as of June 1, 1985, between New England Hydro-Transmission Electric Company, Inc. and several New England electric utilities, including Montaup as amended as of May 1, 1986 and September 1, 1987 (Exhibits 10-98 and 10-99, Form 10-K of EUA for 1986, File No. 1-5366; Exhibit 10-117, Form 10-K of EUA for 1987, File No. 1-5366).

 10-29.05 -  Unit Power Agreement for the Sale of Unit Capacity and Energy from
             Ocean State Power Project to Montaup Electric Company dated as of May 14, 1986 as amended as of August 27, 1986, September 27, 1988, October 21, 1988, July 21, 1989, February 7, 1990 and December 21, 1990 (Exhibits 10-101 and 10-102, Form 10-K of EUA for 1986, File No. 1-5366; Exhibits 10-106 and 10-107, Form 10-K of EUA for 1988,
             File No. 1-5366; Exhibit 10-106, Form 10-K of EUA for 1989, File No. 1-5366; Exhibits 10-86 and 10-87, Form 10-K of Eastern Edison for 1990, File No. 0-8480).

 10-30.05 -  Power Purchase Agreement dated as of October 17, 1986, between
             Northeast Energy Associates and Montaup as amended as of June 28, 1989 (Exhibit 10-103, Form 10-K of EUA for 1986, File No. 1-5366;
             Exhibit 10-103, Form 10-K of EUA for 1989, File No. 1-5366).

 10-31.05 -  Settlement Agreement dated as of January 13, 1989 among Montaup,
             EUA Power, certain past and present owners of the Seabrook Project and Yankee Atomic Electric Company (Exhibit 10-110, Form 10-K of EUA for 1988, File No. 1-5366).

 10-32.05 -  Unit Power Agreement for the Sale of Second Unit Capacity and
             Energy from Ocean State Power Project to Montaup Electric Company dated as of September 28, 1988 as amended by an amendment dated July 21, 1989, and February 7, 1990 and a Supplemental Agreement dated July 21, 1989 (Exhibit 10-104, Form 10-K of EUA for 1989, File No. 1-5366; Exhibit No. 10-88, Form 10-K of Eastern Edison for 1990, File No. 0-8480).

 10-33.05 -  Purchase Power Contract between Newport and Montaup dated July 23,
             1963, as revised on March 23, 1983 (Exhibit 10-108, Form 10-K of EUA for 1990, File No. 1-5366).

 10-34.05 -  Purchase Power Contract between Newport and Montaup for Contract
             Demand Service effective May 1, 1983, as amended on July 1, 1983, December 28, 1983 and November 1, 1984 (Exhibit 10-89, Form 10-K of Eastern Edison for 1990, File No. 0-8480 and Exhibit 10-109, Form 10-K of EUA for 1990, File No. 1-5366).

 10-35.05 -  Power Contract (composite copy) between Yankee Atomic Electric
             Company and Montaup dated June 30, 1959 as revised April 1, 1975, as further amended October 1, 1980, April 1, 1985, May 6, 1988, June 26, 1989, July 1, 1989 and February 1, 1992 (Exhibit 10-6, Registration No. 2-72655; Exhibit 10-73, Form 10-K of EUA for 1985, File No. 1.5366; Exhibit 10-96, Form 10-K of EUA for 1988,
             File No. 1-5366; Exhibits 10-93 and 10-94, Form 10-K of EUA for 1989, File No. 1-5366; Exhibit 10-46 Form 10-K of Eastern Edison for 1992, File No. 0-8480).

 10-36.05 -  Memorandum of understanding by and between Canal Electric Company and Montaup Electric Company dated September 23, 1993 (Exhibit 10-39.05, Eastern Edison 10-K for 1993, File No. 0-8480).

 10-37.05 -  Ancillary Agreement by and between Algonquin Gas Transmission
             Company, Canal Electric Company and Montaup Electric Company dated October 8, 1993. (Exhibit 10-40.05 of Eastern Edison 10-K for 1993, File No. 0-8480).

*10-38.05 -  Twenty-eighth Amendment to 10-14.05 dated September 15, 1992.

*10-39.05 -  Twenty-ninth Amendment to 10-14.05 dated May 1, 1993.

*10-40.05 -  Thirty-second Amendment to 10-14.05 dated September 1, 1995.

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

 10-5.14  -  Purchase Power Contract between Newport and City of Burlington
             Electric Department (life of the unit contract) for purchase of 15.24% of net capability of station output from Joseph C. McNeil Electric Generating Station located in Burlington, Vermont dated December 19, 1984 (Exhibit 10-115, Form 10-K of EUA for 1990, File No. 1-5366).

 10-6.14  -  Firm Energy Contract between Hydro-Quebec and several New England electric utilities, including Newport, dated as of October 14, 1985 (Exhibit 10-116, Form 10-K of EUA for 1990, File No. 1-5366).

 10-7.14  -  Unit Power Agreement for the Sale of Unit Capacity and Energy from
             Ocean State Power Project to Newport Electric Corporation dated May 14, 1986, as amended on August 20, 1986, July 12, 1988, September 23, 1988, October 21, 1988, July 21, 1989, February 7, 1990 and December 21, 1990 (Exhibit 10-117, Form 10-K for 1990,
             File No. 1-5366).

 10-8.14  -  Unit Power Agreement for the Sale of Second Unit Capacity and
             Energy from Ocean State Power Project to Newport Electric Corporation dated July 12, 1988 as amended and supplemented September 23, 1988, July 21, 1989 and February 7, 1990 (Exhibit 10-118, Form 10-K for 1990, File No. 1-5366).

 10-9.14  -  Agreement for Joint Ownership, Construction and Operation of
             William F. Wyman Unit No. 4 dated November 1, 1974 as amended June 30, 1975, August 16, 1976 and December 31, 1978 among Central Maine Power Company and other utilities including Newport (Exhibit B-9, Form U5S of EUA for year 1974; Exhibit 13-58, Registration No. 2-55990; Exhibit 5-95, Registration No. 2-58625; Exhibit 5-40, Registration No. 2-69052).

                       - EUA Ocean State -

 10-1.12  -  Ocean State Power Amended and Restated General Partnership
             Agreement among EUA Ocean State, Ocean State Power Company, TCPL Power Ltd., Narragansett Energy Resources Company and NECO Power, Inc. (collectively, the "OSP Partners") dated as of December 2, 1988, as amended March 27, 1989, December 31, 1990, November 12, 1992 and February 23, 1993 (Exhibit 10-107, Form 10-K of EUA for 1989; File No. 1-5366, Exhibits 10-3.12, 10-4.12 and 10-5.12, Form
             10-K of EUA for 1994, File No. 1-5366).

 10-2.12  -  Ocean State Power II Amended and Restated General Partnership
             Agreement among EUA Ocean State, JMC Ocean State Corporation, Makowski Power, Inc., TCPL Power Ltd., Narragansett Energy Resources Company and Newport Electric Power Corporation (collectively, the "OSP II Partners") dated as of September 29, 1989 (Exhibit 10-110, Form 10-K of EUA for 1989, File No. 1-5366).

Annual Reports to Shareholders:

*13-1.03  -  Annual Report to Shareholders of EUA for 1995, portions of which are incorporated by reference in this Annual Report on Form 10-K. Only the portions expressly so incorporated under PART II, Items 5, 6, 7 and 8 are to be deemed filed herewith.

*13-1.01  -  Annual Report to Shareholders of Blackstone for 1995, portions of which are incorporated by reference in this Annual Report on Form 10-K. Only the portions expressly so incorporated under PART II, Items 5, 6, 7 and 8 are to be deemed filed herewith.

*13-1.08  -  Annual Report to Shareholders of Eastern Edison for 1995, portions of which are incorporated by reference in this Annual Report on Form 10-K. Only the portions expressly so incorporated under PART II, Items 5, 6, 7 and 8 are to be deemed filed herewith.


Subsidiaries of  EUA:

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

 Consent of Experts and Counsel:

*23-1.03  -  Consent of Independent Accountants.


(b)  Reports on Form 8-K.

          None.
                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           Signature              Title                                  Date

EASTERN UTILITIES ASSOCIATES

By /s/Richard M. Burns             Comptroller               March 18, 1996
    Richard M. Burns               (Principal Accounting Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Donald G. Pardus                Chairman and Chief Executive Officer
Donald G. Pardus                  (Principal Executive Officer) and Trustee

/s/John R. Stevens                 President and Chief Operating Officer
John R. Stevens                   (Principal Financial Officer) and Trustee

/s/Richard M. Burns                Comptroller
Richard M. Burns                  (Principal Accounting Officer)

/s/Russell A. Boss                 Trustee
Russell A. Boss

/s/Paul J. Choquette, Jr.          Trustee
Paul J. Choquette, Jr.
                                                  March 18, 1996
/s/Peter S. Damon                  Trustee
Peter S. Damon

/s/Peter B. Freeman                Trustee
Peter B. Freeman

/s/Larry A. Leibenow               Trustee
Larry A. Liebenow

                                   Trustee
Jacek Makowski

/s/Wesley W. Marple, Jr.           Trustee
Wesley W. Marple, Jr.

/s/Margaret M. Stapleton           Trustee
Margaret M. Stapleton

/s/W. Nicholas Thorndike           Trustee
W. Nicholas Thorndike

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Signature                Title                              Date

BLACKSTONE VALLEY ELECTRIC COMPANY


By/s/Richard M. Burns             Vice President            March 18, 1996
   Richard M. Burns              (Principal Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Donald G. Pardus              Chairman of the Board and
Donald G. Pardus                 Director (Principal Executive Officer)


/s/John R. Stevens                Vice Chairman and Director
John R. Stevens                  (Principal Financial Officer)


/s/Richard M. Burns               Vice President
Richard M. Burns                  (Principal Accounting Officer)


/s/John D. Carney                 President and Director
John D. Carney


/s/David H. Gulvin                Senior Vice President
David H. Gulvin                   and Director            March 18, 1996


/s/Robert G. Powderly             Executive Vice President and
Robert G. Powderly                Director

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         Signature                          Title
Date

EASTERN EDISON COMPANY


March 18, 1996
By /s/Richard M. Burns            Vice President
    Richard M. Burns              (Principal Accounting Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Donald G. Pardus               Chairman of the Board and Director (Principal
   Donald G. Pardus               Executive Officer)


/s/John R. Stevens                Vice Chairman and Director
   John R. Stevens                (Principal Financial Officer)


/s/Richard M. Burns               Vice President               March 18, 1996
   Richard M. Burns               (Principal Accounting Officer)


/s/John D. Carney                 President and Director
   John D. Carney

/s/David H. Gulvin                Senior Vice President
 David H. Gulvin                  and Director

/s/Robert G. Powderly             Executive Vice President and
   Robert G. Powderly             Director


                        EASTERN UTILITIES ASSOCIATES AND
                              SUBSIDIARY COMPANIES


                 Item 14(a)(2).  Financial Statement Schedules

                                                                      Schedule II
                  Eastern Utilities Associates and Subsidiary Companies
                           Valuation and Qualifying Accounts
                                    (In Thousands)

        Column A                      Column B       Column C           Column D    Column E

                                                     Additions
                                                   (1)        (2)
                                      Balance at Charged to Charged                 Balance at
                                      Beginning  Costs and  to Other    Deductions-  End of
      Description                     of Period  Expenses   Accounts    Describe     Period
For the Year Ended December 31, 1995:
  Allowance for Doubtful Accounts      $629     $1,217       $287 <F1> $1,443  <F2>  $690



For the Year Ended December 31, 1994:
  Allowance for Doubtful Accounts      $613     $1,141       $277 <F1> $1,402  <F2>  $629



For the Year Ended December 31, 1993:
  Allowance for Doubtful Accounts      $603     $1,029       $255 <F1> $1,274  <F2>  $613



<F1>  Recoveries of accounts previously written off.
<F2>  Principally Accounts Receivable written off.

                                                                      Schedule II
                                    Blackstone Valley Electric Company
                                    Valuation and Qualifying Accounts
                                              (In Thousands)

        Column A                      Column B   Column C               Column D    Column E

                                                 Additions
                                                   (1)        (2)
                                      Balance at Charged to Charged                 Balance at
                                      Beginning  Costs and  to Other    Deduction   End of
      Description                     of Period  Expenses   Accounts    Describe    Period
For the Year Ended December 31, 1995:
  Allowance for Doubtful Accounts     $125       $585       $217  <F1>    $800  <F2>     $127



For the Year Ended December 31, 1994:
  Allowance for Doubtful Accounts     $158       $710       $213  <F1>    $956  <F2>     $125



For the Year Ended December 31, 1993:
  Allowance for Doubtful Accounts     $315       $650       $205  <F1>    $1,012 <F2>    $158


<F1>  Recoveries of accounts previously written off.
<F2>  Principally Accounts Receivable written off.



                   Report of Independent Accountants



To the Trustees and Shareholders of
Eastern Utilities Associates:


Our report on the consolidated financial statements of Eastern Utilities Associates and subsidiaries has been incorporated by reference in this Form 10-K from page 36 of the 1995 Annual Report to Shareholders of Eastern Utilities Associates. In connection with our audits of such consolidated financial statements, we have also audited the related consolidated financial statement schedule listed in Item 14 (a)(2) of this Form 10-K.

In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                        Coopers & Lybrand L.L.P.

Boston, Massachusetts
March 5, 1996



                   Report of Independent Accountants


To the Directors and Shareholder of
Blackstone Valley Electric Company:


Our report on the financial statements of Blackstone Valley Electric Company has been incorporated by reference in this Form 10-K from page 27 of the 1995 Annual Report of Blackstone Valley Electric Company. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14 (a)(2) of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                        Coopers & Lybrand L.L.P.

Boston, Massachusetts
March 5, 1996

                       [This page left blank intentionally]

