Form 10-Q
period 1996-03-31
EASTERN UTILITIES ASSOCIATES
filed 1996-05-15
CIK 31224

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
   Washington, D.C.  20549

          FORM 10-Q

 (Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended                    March 31, 1996

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

    Yes...X.......No..........


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
              Class                          Outstanding at April 30, 1996
        Common Shares, $5 par value          20,435,997 shares

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

  EASTERN UTILITIES ASSOCIATES
 CONSOLIDATED CONDENSED BALANCE SHEETS
 (In Thousands)

                                                  March 31,       December 31,
ASSETS                                               1996            1995
Utility Plant and Other Investments:
   Utility Plant in Service                     $ 1,038,425     $ 1,037,662
   Less:  Accumulated Provision for Depreciation
              and Amortization                      332,820         324,146
   Net Utility Plant in Service                     705,605         713,516
   Construction Work in Progress                     12,568           7,570
        Net Utility Plant                           718,173         721,086
   Investments in Jointly Owned Companies            69,145          70,210
   Non-Utility Plant - Net                           84,754          82,347
        Total Plant and Other Investments           872,072         873,643
Current Assets:
   Cash and Temporary Cash Investments               13,767           4,060
   Accounts Receivable, Net                          79,133          84,376
   Notes Receivable                                  19,259          18,663
   Fuel, Materials and Supplies                      14,167          16,516
   Other Current Assets                              10,148          11,804
        Total Current Assets                        136,474         135,419
Deferred Debits and Other Non-Current Assets        191,652         191,211
        Total Assets                            $ 1,200,198     $ 1,200,273
LIABILITIES AND CAPITALIZATION
Capitalization:
   Common Shares, $5 Par Value                  $   102,184     $   102,184
   Other Paid-In Capital                            220,853         220,730
   Common Share Expense                              (3,917)         (3,913)
   Retained Earnings                                 59,160          56,228
        Total Common Equity                         378,280         375,229
   Non-Redeemable Preferred Stock - Net               6,900           6,900
   Redeemable Preferred Stock - Net                  26,496          26,255
   Long-Term Debt - Net                             431,873         434,871
        Total Capitalization                        843,549         843,255
Current Liabilities:
   Long-Term Debt Due Within One Year                19,508          19,506
   Notes Payable                                     42,521          39,540
   Preferred Stock Sinking Fund                          50              50
   Accounts Payable                                  26,641          35,769
   Taxes Accrued                                     10,821           4,544
   Interest Accrued                                   8,283          10,861
   Other Current Liabilities                         23,918          19,931
        Total Current Liabilities                   131,742         130,201
Deferred Credits and Other Non-Current Liabilities   84,844          86,077
Accumulated Deferred Taxes                          140,063         140,740
        Total Liabilities and Capitalization    $ 1,200,198     $ 1,200,273

   See accompanying notes to consolidated condensed financial statements.

  EASTERN UTILITIES ASSOCIATES
    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
  (In Thousands Except Number of Shares and Per Share Amounts)


                                                        Three Months Ended
                                                             March 31,
                                                        1996          1995
 Operating Revenues                                 $  134,800    $  137,967
 Operating Expenses:
     Fuel                                               23,195        22,284
     Purchased Power                                    30,003        31,974
     Other Operation and Maintenance                    40,730        41,300
     Depreciation and Amortization                      11,123        11,757
     Taxes  - Other Than Income                          6,470         6,557
            - Current Income                             6,272         3,223
            - Deferred Income                           (1,274)        2,061
           Total                                       116,519       119,156
 Operating Income                                       18,281        18,811
 Other Income - Net                                      3,368         3,425
 Income Before Interest Charges                         21,649        22,236
 Interest Charges:
     Interest on Long-Term Debt                          8,649         9,660
     Other Interest Expense                              1,620         1,248
     Allowance for Borrowed Funds Used
       During Construction (Credit)                       (546)         (558)
 Net Interest Charges                                    9,723        10,350
 Net Income                                             11,926        11,886
 Preferred Dividends of Subsidiaries                       578           581
 Consolidated Net Earnings                          $   11,348    $   11,305



 Weighted Average Number of
   Common Shares Outstanding                        20,436,755    19,998,331
 Consolidated Earnings Per
   Average Common Share                             $     0.56    $     0.57

 Dividends Paid                                     $     0.40    $    0.385

     See accompanying notes to consolidated condensed financial statements.

  EASTERN UTILITIES ASSOCIATES
 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
    (In Thousands)

                                                                   Three Months Ended
                                                                     March 31,
                                                                   1996          1995
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                                     $   11,926     $ 11,886
Adjustments to Reconcile Net Income
   to Net Cash Provided from Operating Activities:
      Depreciation and Amortization                                13,181       14,721
      Deferred Taxes                                                 (877)       2,262
      Non-cash (Gains)/Expenses on Sales of Investments
        in Energy Savings Projects                                    928         (278)
      Investment Tax Credit, Net                                     (302)        (303)
      Allowance for Funds Used During Construction                    (40)        (146)
      Collections and sales of project notes and leases receivable  1,587        1,427
      Other - Net                                                    (420)         359
Change in Operating Assets and Liabilities                          6,777       (9,773)
Net Cash Provided From Operating Activities                        32,760       20,155

CASH FLOW FROM INVESTING ACTIVITIES:
   Construction Expenditures                                      (14,733)     (21,147)
   Collections on Notes and Lease Receivables of EUA Cogenex          552          487
   Equity Investment in Joint Ventures                                (75)           0
Net Cash (Used in) Investment Activities                          (14,256)     (20,660)

CASH FLOW FROM FINANCING ACTIVITIES:
   Issuances:
      Common Stock                                                               1,509
   Redemptions:
      Long-Term Debt                                               (3,019)      (2,219)
   Premium on Reacquisition and Financing Expenses                     (5)         (30)
   EUA Common Share Dividends Paid                                 (8,175)      (7,679)
   Subsidiary Preferred Dividends Paid                               (578)        (581)
   Net Increase in Short-Term Debt                                  2,980        3,204
Net Cash (Used in) Financing Activities                            (8,797)      (5,796)
Net Increase (Decrease) in Cash and Temporary Cash Investments      9,707       (6,301)

Cash and Temporary Cash Investments at Beginning of Period          4,060       20,109

Cash and Temporary Cash Investments at End of Period           $   13,767     $ 13,808

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest (Net of Capitalized Interest)                   $    8,543     $ 11,980
      Income Taxes                                             $      973     $  1,914
Supplemental schedule of non-cash investing activities:
   Conversion of Investments in Energy Savings
     Projects to Notes and Leases Receivable                   $      712     $    933

 See accompanying notes to consolidated condensed financial statements.


                    EASTERN UTILITIES ASSOCIATES
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


    The accompanying Notes should be read in conjunction with the Notes to Consolidated Financial Statements incorporated in the Eastern Utilities Associates (EUA or the Company) 1995 Annual
Report on Form 10-K.

Note A - In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995. Certain reclassifications have been made to prior period financial statements to conform to current period classifications. The year-end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required under generally accepted accounting principles.


Note B - Results shown above for the respective interim periods are not necessarily indicative of results to be expected for the fiscal years due to seasonal factors which are inherent in electric utilities in New England. A greater proportionate amount of revenues is earned in the first and fourth quarters (winter season) of most years because more electricity is sold due to weather conditions, fewer day-light hours, etc.

Note C -  Commitments and Contingencies:

          Recent Nuclear Regulatory Commission (NRC) Actions

          Montaup Electric Company (Montaup), the wholesale generation subsidiary of EUA, has a 4.01% ownership interest in Millstone 3, an 1154-MW nuclear unit that is jointly owned by a number of New England utilities, including subsidiaries of Northeast Utilities (Northeast). Northeast is the lead participant in Millstone 3, and on March 30, 1996, Northeast determined to shut down the unit following an engineering evaluation which determined that four safety-related valves would not be able to perform their design function during certain postulated events.

          The NRC has raised issues with respect to Millstone 3 and certain of the other nuclear units in which Northeast and its subsidiaries, either individually or collectively, have the largest ownership shares, including a 582-MW unit owned by Connecticut Yankee Atomic Power Company, in which Montaup has 4.5% ownership share.

          In April 1996 Northeast reported that the NRC will require, among other things, certain technical issues to be resolved before Millstone 3 can be restarted, and that Northeast's management cannot predict when Millstone 3 will return to service or the amount of the incremental direct costs which will be incurred to address the issues raised by the NRC.

          While Millstone 3 is out of service, Montaup will incur incremental replacement power costs estimated at $0.4 million to $0.8 million per month. Montaup would bill its replacement power costs through its fuel adjustment clause, a wholesale tariff jurisdictional to the Federal Energy Regulatory Commission (FERC). However, there is no comparable clause in Montaup's FERC-approved rates which at this time would permit Montaup to recover Montaup's share of the incremental direct costs incurred by Northeast. Northeast has not yet estimated such costs but it is likely Montaup would be billed for its 4.01% share of such costs.

          Northeast reported that the NRC has requested certain information concerning the 582-MW nuclear unit owned by Connecticut Yankee Atomic Power Company, but that the NRC letter requesting the information does not currently require that the requested information be provided prior to restarting the unit, were it to shut down.

          EUA cannot predict the ultimate outcome of the NRC inquiries or the impact which they may have on Montaup and the EUA system. EUA is also evaluating its rights and obligations under the various agreements relating to the ownership and operation of Millstone 3 and Connecticut Yankee Atomic Power Company.


Item 2.   Management's Discussion and Analysis of Financial Condition and
                               Results of Operations

    The following is Management's discussion and analysis of certain significant factors affecting the Company's earnings and financial condition for the interim periods presented in this Form 10-Q.

 Overview

    Consolidated net earnings for the quarters ended March 31, 1996 and March
31, 1995 were $11.3 million.   Net Earnings contributions by Business Unit for
the first three months of 1996 and 1995 were as follows (000's):

                              Three Months Ended March 31,

                                    1996       1995

    Core Electric Business         $11,613    $10,636
    Energy Related Business            (92)       507
    Corporate                         (173)       162
       Consolidated                $11,348    $11,305
                                   =======    =======

    Net Earnings of the Core Electric Business for the first quarter of 1996 increased by $1.0 million primarily due to increased kilowatthour (kWh) sales, expense savings related to the June 1995 voluntary retirement incentive and lower interest expense resulting from debt issues which matured in 1995. Partially offsetting these positive impacts were restoration expenses related to a series of storms which produced record-setting snows in the winter of 1996. Total primary kWh sales increased by 5.0% in this year's first quarter due primarily to colder weather compared to the same period of a year ago.

    Net Earnings of our Energy Related Business Unit decreased by approximately $0.6 million in the first quarter of 1996 as compared to the same period of a year ago. This decrease is primarily due to a decrease of $1.1 million in EUA Cogenex Corporation's (EUA Cogenex) earnings contribution in the first quarter resulting primarily from lower project sales and decreased earnings of its Nova Division. This decrease was offset somewhat by a $0.9 million decrease in EUA Energy Investment Corporation (EUA Energy) research and development expenses recorded in the first quarter of 1996.

Operating Revenues

    Operating Revenues for the first three months of 1996 decreased by $3.2 million to approximately $134.8 million when compared to the same period of 1995. Operating Revenues by Business Unit for the first quarter of 1996 and 1995 were as follows (000's):

                             Three Months Ended March 31,

                                    1996        1995

    Core Electric Business         $122,209   $122,738
    Energy Related Business          12,591     15,229
    Corporate                             0          0
       Consolidated                $134,800   $137,967
                                   ========   ========

     Core Electric Business revenues decreased $0.5 million due primarily to recoveries of decreased purchased power and conservation and load management expenses aggregating $3.3 million as discussed below, offset by the impacts of increased kWh sales and recoveries of higher fuel expense in this year's first quarter.

     EUA Cogenex revenues, which account for nearly all of the Energy Related Business Unit revenues, decreased by $2.6 million due primarily to the discontinuance of cogeneration operations in the third quarter of 1995. A $2.3 million decrease in EUA Nova Division revenues in the first quarter were offset by increased revenues of EUA Day and the impacts of the EUA Citizens and EUA Highland acquisitions in 1995.

Operating Expenses

     Fuel expense of the Core Electric Business for the first quarter of 1996 increased from that of the same period in 1995 by approximately $900,000 or 4.1% due primarily to the increase in kWh sales and requirements, offset somewhat by a 2.6% decrease in the average cost of fuel in the first quarter of 1996 as compared to the same period of a year ago.

     Purchased Power expense for the first quarter of 1996 decreased $2.0 million or 6.2% as compared to last year's first quarter. Higher maintenance costs billed to Montaup by the Maine Yankee and Connecticut Yankee plants in 1995's first quarter were primarily responsible for this change.

     Other Operation and Maintenance (O&M) expenses for the quarter ended March 31, 1996 decreased approximately $0.6 million or 1.4% from the same period in 1995 due to the following:

     Direct expenses of the Core and Corporate Business units increased by $1.3 million in this year's first quarter due primarily to increased storm restoration expenses aggregating approximately $0.6 million and increased employee benefits expensed as a result of lower capitalized costs.

     Indirect expenses, items in which we have limited short-term control or items which are fully recovered in rates, decreased by $1.1 million in the first quarter of 1996 as compared to the same period of 1995. This change was due primarily to a decrease in C&LM expenses.

     Expenses of the Energy Related Business unit decreased by $0.8 million for the period. This decrease is primarily due to lower research and development costs expensed by EUA Energy Investment.

Depreciation and Amortization Expense

     Depreciation and Amortization expense decreased $0.6 million or 5.4% in the first quarter of 1996 when compared to last year's first quarter. Decreased EUA Cogenex depreciation expense related to the 1995 discontinuance of cogeneration operations was largely responsible for this change.


Interest Charges

     Interest expense on long term debt decreased by $1.0 million in the first quarter of 1996 due primarily to the December 1995 maturity of $25 million of 9-9 1/4% Unsecured Medium Term Notes and $10 million of 8.9% First Mortgage and Collateral Trust Bonds of Eastern Edison Company.

Liquidity and Sources of Capital

     The EUA System's need for permanent capital is primarily related to investments in facilities required to meet the needs of its existing and future customers.

     Traditionally, cash construction requirements not met with internally generated funds are financed through short-term borrowings which are ultimately funded with permanent capital. At March 31, 1996, EUA System companies maintained short-term lines of credit with various banks aggregating approximately $150 million. Outstanding short-term debt at March 31, 1996 and December 31, 1995 by Business Unit was as follows (000's):

                            March 31, 1996     December 31, 1995

    Core Electric Business    $     0             $ 6,761
    Energy Related Business    19,886              14,421
    Corporate                  21,669              18,358
       Consolidated           $41,555             $39,540
                              =======             =======

    For the three months ended March 31, 1996, internally generated funds available after the payment of dividends amounted to approximately $18.8 million while the EUA System's cash construction requirements amounted to approximately $14.7 million for the same period. Various laws, regulations and contract provisions limit the use of EUA's internally generated funds such that the funds generated by one subsidiary are not generally available to fund the operations of another subsidiary.

    On April 15, 1996, the Trustees of EUA voted to increase the quarterly dividend 1.5 cents per share from 40.0 cents per share to 41.5 cents per share. The first quarterly dividend at the new rate of will be payable May 15, 1996 to shareholders of record on May 1, 1996.

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

    The Rhode Island Public Utilities Commission (RIPUC) accepted all but one of the principles submitted by the Rhode Island Collaborative with minor modifications to certain language in others and added a new principle which supports negotiation (as opposed to litigation) to resolve conflicts as restructuring moves forward and directed the Rhode Island Collaborative to proceed with negotiations on the issues presented in the principles and to submit a progress report, which was submitted in February 1996. The one principle that was not accepted provided for subsidization of renewable energy sources.

    In February 1996 a bill was introduced in the Rhode Island legislature that, if enacted, would allow customer choice of electricity supplier commencing January 1, 1998 for large industrial customers and phasing in all customers by January 1, 2001. The proposed legislation also provides for recovery of "stranded investments" through a transition charge initially set at three cents per kWh.

    EUA believes that development of the proposed legislation should have been conducted in a public forum so that all interested stakeholders could have participated. However, EUA believes that competition, if done right, whether through legislation or regulation can benefit customers. There are substantial issues about the proposed legislation which EUA is currently reviewing.

    In August 1995, the Massachusetts Department of Public Utilities (MDPU) issued an order enumerating principles, similar to those submitted by the Massachusetts Collaborative, that describe the key characteristics of a restructured electric industry and provides for, among other things, customer choice of electric service providers, services, pricing options and payment terms, an opportunity for customers to share in the benefits of increased competition, full and fair competition in the generation markets and incentive regulation for distribution services where regulation will still exist. This order sets out principles for the transition from a regulated to a competitive industry structure and identifies conditions for the transition process which will require investor-owned utilities to unbundle rates, provide consumers with accurate price signals and allow customers choice of generation services. The order also provides for the principle of recovery of net, non-mitigable stranded costs by investor-owned utilities resulting from the industry restructuring.

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

    On May 1, 1996 the MDPU issued proposed rules for the restructuring of the electric industry which are intended to reduce electricity costs over time and provide broad customer choice of electric supplier promoting full and fair competition in the generation of electricity. These proposed rules, which amplify the principles set forth in the August 1995 order, were issued for public comment and hearing before final rules are adopted in September 1996. The proposed rules provide for, among other things:

     - an independent system operator of the regional transmission system in New England operating within established reliability standards and a power exchange which would facilitate a short-term pool for energy transactions;

     - functional separation of electric companies into generation, transmission and distribution corporate entities;

     - a reasonable opportunity for recovery of net, non-mitigable stranded costs periodically subject to some degree of reconciliation;

     - a price cap system for performance based regulation of electric distribution companies;

     - distribution company obligation to provide electric distribution service to all customers within its service territory;

     - environmental protection and support for renewable energy resources and energy efficiency;

     - implementation of unbundled rates beginning January 1, 1997 and a competitive generation market by January 1, 1998;

     The order also encourages settlements of outstanding company specific electric restructuring filings discussed above. EUA is currently reviewing the order and will continue to be an active participant in this proceeding.

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

Item 5.   Other Information

     On April 24, 1996, the Federal Energy Regulatory Commission (FERC) issued orders on its March 24, 1995 Notice of Proposed Rulemaking (NOPR). FERC's purpose in proposing the new rules was to encourage competition in the bulk power market. The FERC's April 24th actions include:

     - order No. 888, a final rule requiring open access transmission and requiring all public utilities that own, operate or control interstate transmission to file tariffs that offer others the same transmission services they provide themselves, under comparable terms and conditions. Utilities must take transmission service for their own wholesale transactions under the terms and conditions of the tariff;

     - recovery of prudently incurred stranded costs by public utilities and transmitting utilities;

     - order No. 889, a final rule requiring public utilities to implement standards of conduct and an Open Access Same-time Information System (OASIS). Utilities must obtain information about their transmission the same way as their competitors through the OASIS;

     - a Notice of Proposed Rulemaking (NOPR) requesting comment on replacing the single tariff contained in the final open access rule with a capacity reservation tariff that would reveal how much transmission is available at any given time.

     Open-access transmission tariffs for point-to-point and network service filed with FERC by Montaup in February 1996 became effective April 21, 1996 subject to refund. Montaup believes these tariffs, scheduled for review by FERC later in 1996, to be in compliance with FERC's April 24th rulings. EUA remains committed to achieving a fair and equitable transition to a competitive electric utility marketplace.


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits - None

     (b) Reports on Form 8-K - On April 11, 1996, the Registrant filed a current report of Form 8-K with respect to Item 5 (Other Events).


                              SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Eastern Utilities Associates
                                               (Registrant)



Date:  May 15, 1996                    /s/ Clifford J. Hebert, Jr.
                                       Clifford J. Hebert,Jr., Treasurer
                                       (on behalf of the Registrant and
                                       as Principal Financial Officer)