Form 10-Q
period 1996-06-30
EASTERN UTILITIES ASSOCIATES
filed 1996-08-14
CIK 31224

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
   Washington, D.C.  20549

          FORM 10-Q

 (Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended                    June 30, 1996

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

    Yes...X.......No..........


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
              Class                          Outstanding at July 31, 1996
        Common Shares, $5 par value          20,435,997 shares

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

  EASTERN UTILITIES ASSOCIATES
 CONSOLIDATED CONDENSED BALANCE SHEETS
 (In Thousands)

                                                   June 30,       December 31         ,
ASSETS                                               1996            1995
Utility Plant and Other Investments:
   Utility Plant in Service                     $ 1,040,086     $ 1,037,662
   Less:  Accumulated Provision for Depreciation
              and Amortization                      340,543         324,146
   Net Utility Plant in Service                     699,543         713,516
   Construction Work in Progress                     19,691           7,570
        Net Utility Plant                           719,234         721,086
   Investments in Jointly Owned Companies            71,908          70,210
   Non-Utility Plant - Net                           84,597          82,347
        Total Plant and Other Investments           875,739         873,643
Current Assets:
   Cash and Temporary Cash Investments                7,197           4,060
   Accounts Receivable, Net                          82,205          84,376
   Notes Receivable                                  18,375          18,663
   Fuel, Materials and Supplies                      13,818          16,516
   Other Current Assets                              12,564          11,804
        Total Current Assets                        134,159         135,419
Deferred Debits and Other Non-Current Assets        192,442         197,068
        Total Assets                            $ 1,202,340     $ 1,206,130
LIABILITIES AND CAPITALIZATION
Capitalization:
   Common Shares, $5 Par Value                  $   102,180     $   102,184
   Other Paid-In Capital                            220,979         220,730
   Common Share Expense                              (3,918)         (3,913)
   Retained Earnings                                 53,159          56,228
        Total Common Equity                         372,400         375,229
   Non-Redeemable Preferred Stock - Net               6,900           6,900
   Redeemable Preferred Stock - Net                  26,735          26,255
   Long-Term Debt - Net                             429,176         434,871
        Total Capitalization                        835,211         843,255
Current Liabilities:
   Long-Term Debt Due Within One Year                19,510          19,506
   Notes Payable                                     48,182          39,540
   Preferred Stock Sinking Fund                          50              50
   Accounts Payable                                  29,948          35,769
   Taxes Accrued                                      2,195           4,544
   Interest Accrued                                   9,729          10,861
   Other Current Liabilities                         25,082          19,931
        Total Current Liabilities                   134,696         130,201
Deferred Credits and Other Non-Current Liabilities   92,748          91,934
Accumulated Deferred Taxes                          139,685         140,740
        Total Liabilities and Capitalization    $ 1,202,340     $ 1,206,130

 See accompanying notes to consolidated condensed financial statements.


  EASTERN UTILITIES ASSOCIATES
    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
  (In Thousands Except Number of Shares and Per Share Amounts)

                                             Three Months Ended          Six Months Ended
                                           June 30,                   June 30,
                                             1996          1995         1996          1995
  Operating Revenues                     $  122,785    $  146,736   $  257,585    $  284,703
  Operating Expenses:
      Fuel                                   17,464        23,643       40,659        45,927
      Purchased Power                        28,613        31,481       58,616        63,455
      Other Operation and Maintenance        49,211        53,957       89,941        95,257
      Voluntary Retirement Incentive              0         4,505            0         4,505
      Depreciation and Amortization          11,675        11,741       22,798        23,498
      Taxes  - Other Than Income              5,939         4,485       12,409        11,042
             - Current Income                   530           851        6,802         4,074
             - Deferred Income (Credit)        (671)        1,056       (1,945)        3,117
            Total                           112,761       131,719      229,280       250,875
  Operating Income                           10,024        15,017       28,305        33,828
  Other Income - Net                          3,032         3,691        6,400         7,116
  Income Before Interest Charges             13,056        18,708       34,705        40,944
  Interest Charges:
      Interest on Long-Term Debt              8,620         9,658       17,269        19,318
      Other Interest Expense                  1,576         1,483        3,196         2,730
      Allowance for Borrowed Funds Used
        During Construction (Credit)           (439)         (838)        (985)       (1,396)
  Net Interest Charges                        9,757        10,303       19,480        20,652
  Net Income                                  3,299         8,405       15,225        20,292
  Preferred Dividends of Subsidiaries           578           580        1,157         1,161
  Consolidated Net Earnings              $    2,721    $    7,825   $   14,068    $   19,131



  Weighted Average Number of
    Common Shares Outstanding            20,436,122    20,210,861   20,436,438    20,105,183
  Consolidated Earnings Per
    Average Common Share                 $     0.13    $     0.38   $     0.69    $     0.95

  Dividends Paid                         $    0.415    $     0.40   $    0.815    $    0.785

    See accompanying notes to consolidated condensed financial statements.


  EASTERN UTILITIES ASSOCIATES
 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
    (In Thousands)

                                                                 Six Months Ended
                                                                    June 30,
                                                                1996         1995
    CASH FLOW FROM OPERATING ACTIVITIES:
    Net Income                                               $   15,225     $ 20,291
    Adjustments to Reconcile Net Income
       to Net Cash Provided from Operating Activities:
          Depreciation and Amortization                          26,542       29,307
          Deferred Taxes                                         (1,472)       3,410
          Non-cash (Gains)/Expenses on Sales of Investments
            in Energy Savings Projects                            2,350       (3,946)
          Investment Tax Credit, Net                               (604)        (606)
          Allowance for Funds Used During Construction             (102)        (299)
          Coll. and sales of project notes and leases rec.        3,954       10,064
          Other - Net                                             5,849        5,246
    Change in Operating Assets and Liabilities                    1,243       (22,837
    Net Cash Provided From Operating Activities                  52,985       40,630

    CASH FLOW FROM INVESTING ACTIVITIES:
       Construction Expenditures                                (33,046)      (43,572
       Coll. on Notes and Lease Receivables of EUA Cogenex        2,149          939
       Increase in Other Investments                             (4,036)
    Net Cash (Used in) Investment Activities                    (34,933)      (42,633

    CASH FLOW FROM FINANCING ACTIVITIES:
       Issuances:
          Common Stock                                                         3,050
       Redemptions:
          Long-Term Debt                                         (5,737)      (4,125)
       Premium on Reacquisition and Financing Expenses               (6)         (50)
       EUA Common Share Dividends Paid                          (16,656)      (15,775
       Subsidiary Preferred Dividends Paid                       (1,157)      (1,162)
       Net Increase in Short-Term Debt                            8,641       11,397
    Net Cash (Used in) Financing Activities                     (14,915)      (6,665)
    Net Increase (Decrease) in Cash and Temp. Cash Investments    3,137       (8,668)

    Cash and Temporary Cash Investments at Beginning of Period    4,060       20,109

    Cash and Temporary Cash Investments at End of Period     $    7,197     $ 11,441

    Supplemental disclosures of cash flow information:
       Cash paid during the period for:
          Interest (Net of Capitalized Interest)             $   17,742     $ 20,794
          Income Taxes                                       $   10,987     $  4,622
    Supplemental schedule of non-cash investing activities:
       Conversion of Investments in Energy Savings
         Projects to Notes and Leases Receivable             $    3,195     $  9,248


 See accompanying notes to consolidated condensed financial statements.


                    EASTERN UTILITIES ASSOCIATES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


     The accompanying Notes should be read in conjunction with the Notes to Consolidated Financial Statements incorporated in the Eastern Utilities Associates (EUA or the Company) 1995 Annual Report on Form 10-K and the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1996.


Note A - In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of June 30, 1996 and December 31, 1995, and the results of operations for the three and six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995. Certain reclassifications have been made to prior period financial statements to conform to current period classifications. The year-end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required under generally accepted accounting principles.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          EUA occasionally makes projections of expected future performance or statements of its plans, objectives and new business opportunities which are forward-looking statements under federal securities law. Actual results could differ materially from those discussed and there can be no assurance that such estimates of future results could be achieved.

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

Note C -  Commitments and Contingencies:

          Recent Nuclear Regulatory Commission (NRC) Actions

          Montaup Electric Company (Montaup), the wholesale generation subsidiary of EUA, has a 4.01% ownership interest in Millstone III, an 1154-MW nuclear unit that is jointly owned by a number of New England utilities, including subsidiaries of Northeast Utilities (Northeast). Northeast is the lead participant in Millstone III, and on March 30, 1996, Northeast determined to shut down the unit following an engineering evaluation which determined that four safety-related valves would not be able to perform their design function during certain postulated events.

          The NRC has raised issues with respect to Millstone III and certain of the other nuclear units in which Northeast and its subsidiaries, either individually or collectively, have the largest ownership shares, including a 582-MW nuclear unit owned by Connecticut Yankee Atomic Power Company (Connecticut Yankee), in which Montaup has 4.5% ownership share.

          In July 1996 Northeast reported that it has been responding to a series of requests from the NRC seeking assurance that the Millstone III unit will be operated in accordance with the terms of its operating license and other NRC requirements and regulations and dealing with a series of issues that Northeast has identified in the course of these reviews. Providing these assurances and addressing these issues will be components of an Operational Readiness Plan (ORP) to be developed for the Millstone III unit. The ORP for Millstone III was submitted to the NRC on July 2, 1996 and is presently being implemented.

          Northeast now estimates that it will fully implement the Millstone III ORP during October 1996. Following implementation of the ORP, Northeast expects to file a letter with the NRC expressing its belief that the unit is ready to restart. This letter will be followed by extensive NRC staff inspections. The NRC Commissioners will then have to affirmatively vote to allow restart. On August 6, 1996, the NRC indicated that it will require an independent review team to evaluate corrective actions taken by Northeast before the Millstone III unit will be allowed to restart.

          The most recent Northeast estimate of incremental direct costs related to the outage of Millstone III is approximately $41 million. Montaup's share is $1.6 million, about half of which has been incurred through June.

          While Millstone III is out of service, Montaup will incur incremental replacement power costs estimated at $0.4 million to $0.8 million per month. Montaup bills its replacement power costs through its fuel adjustment clause, a wholesale tariff jurisdictional to the Federal Energy Regulatory Commission
          (FERC). However, there is no comparable clause in Montaup's FERC-approved rates which at this time would permit Montaup to recover Montaup's share of the incremental direct costs incurred by Northeast.

          EUA cannot predict the ultimate outcome of the NRC inquiries or the impact which they may have on Montaup and the EUA system. EUA is also evaluating its rights and obligations under the various agreements relating to the ownership and operation of Millstone III.

          The Connecticut Yankee Nuclear Unit was taken off-line in July because of issues related to certain containment air recirculation and service water systems. At the time the unit was taken off-line, it was anticipated that it would return to service in August.

          On August 2, the NRC informed Connecticut Yankee that until their safety questions were satisfied, the Connecticut Yankee Unit could not return to service.

          As a result of the NRC's action, Connecticut Yankee announced that it would immediately commence other maintenance work at the unit and commence the refueling outage that was scheduled to take place later in the year.

          At this time, Connecticut Yankee is unable to predict a definite restart date for the Connecticut Yankee unit.

          The NRC has commissioned a Safety Assessment Team to assess the conformance of the Maine Yankee Atomic Power Station to its design and licensing basis. Montaup holds a 3.5% ownership interest in the Maine Yankee Unit. The Assessment Team commenced their activity at the Maine Yankee site on July 15, 1996 and it is expected that the assessment will continue through early October, 1996.

          Maine Yankee is unable to predict what, if any, further actions will be required as a result of the Safety Assessment.

 Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations


    The following is Management's discussion and analysis of certain significant factors affecting the Company's earnings and financial condition for the interim periods presented in this Form 10-Q.

Cogenex charge to earnings

    Difficulties in turning project proposals into signed contracts, the virtual elimination of utility sponsored Demand Side Management (DSM) programs and the termination of the AYP Capital and Westar joint ventures has hampered EUA Cogenex earnings results. As a result, a write-off of certain start-up costs of abandoned joint ventures, and expenses related to certain project proposals along with a reduction in carrying value of certain on-going projects necessitated by current market conditions resulted in a $5.9 million pre-tax ($3.7 million after-tax or 18 cents per share) charge to earnings in the second quarter of 1996.

    In an effort to revitalize its sales activity, EUA Cogenex has replaced virtually all of its sales staff with individuals possessing more experience and proven sales capability in the energy efficiency market. Cogenex has also restructured its NOVA Division because of changing market conditions. While EUA believes that the energy efficiency market still provides a viable business opportunity for EUA Cogenex, it will be important for EUA Cogenex to improve its sales activity.

Overview

    Consolidated Net Earnings for the quarter ended June 30, 1996 were $2.7 million compared to $7.8 million in the second quarter of 1995. The second quarter 1996 results include a $5.9 million pre-tax charge to earnings recorded by EUA Cogenex in June (see above) while the second quarter 1995 earnings include a one-time charge of $4.5 million pre-tax ($2.7 million after-tax or 14 cents per share) related to the Voluntary Retirement Incentive (VRI) offer recorded in June of last year. Net Earnings contributions by Business Unit for the second quarter of 1996 and 1995 were as follows (000's):

                                                         Increase
                                  1996        1995      (Decrease)

  Core Electric Business*         $ 7,001     $ 9,203   $(2,202)
  Energy Related Business          (3,999)      1,337    (5,336)
  Corporate                       (281)            32      (313)
     Subtotal                       2,721      10,572    (7,851)
  Voluntary Retirement Incentive               (2,747)    2,747
     Consolidated                 $ 2,721     $ 7,825   $(5,104)
                                 ========     ========  ========
*Net of 1995 VRI charge.
    Net Earnings of the Core Electric Business net of the 1995 VRI charge for the second quarter of 1996 decreased by approximately $2.2 million due primarily to an unusual number of severe storms which struck the retail service territory in the first half of this year along with increased property tax and legal expenses. Mitigating these negative impacts somewhat were increased primary kilowatthour (kWh) sales of 1.4% for the quarter, expense savings related to the 1995 VRI and lower interest expense resulting from maturing debt issues in 1995.

    Net Earnings of the Energy Related Business Unit decreased by approximately $5.3 million in the second quarter of 1996 as compared to the same period of a year ago of which $5.0 million relates to EUA Cogenex.
The decline in EUA Cogenex earnings is due primarily to lower than anticipated sales and the $5.9 million pre-tax charge to earnings
(discussed above).

    The Corporate Business Unit Net Earnings for the second quarter of 1996 compared to the same period in 1995 decreased by approximately $300,000 due primarily to increased short-term debt interest expense.

    Consolidated Net Earnings for the six months ended June 30, 1996 were $14.1 million compared to $19.1 million for the same period of 1995. Net Earnings contributions by Business Unit for the first six months of 1996 and 1995 were as follows (000's):

                                                       Increase
                                1996        1995      (Decrease)

 Core Electric Business*         $18,613     $19,839     $(1,226)
 Energy Related Business          (4,091)      1,845      (5,936)
 Corporate                          (454)        194        (648)
   Subtotal                       14,068      21,878      (7,810)
 Voluntary Retirement Incentive               (2,747)      2,747
    Consolidated                 $14,068     $19,131     $(5,063)
                                 =======     =======     ========
    *Net of 1995 VRI charge.

    Net Earnings of the Core Electric Business net of VRI for the first half of 1996 decreased by $1.2 million. The factors that negatively impacted second quarter results also suppressed year-to-date results. The primary kWh sales increase of 3.3% for the year-to-date period, VRI savings and lower interest expense softened these negative impacts.

    Net Earnings of the Energy Related Business Unit decreased by approximately $5.9 million in the first six months of 1996 as compared to the same period of a year ago, $6.1 million of which related to EUA Cogenex. EUA Cogenex's lower sales and $5.9 million pre-tax charge were offset somewhat by decreased losses of approximately $500,000 at EUA Energy Investment as compared to 1995.

    The Corporate Business Unit Net Earnings for the first six months of 1996 compared to the same period in 1995 decreased by approximately $600,000 due primarily to increased short-term debt interest of approximately $300,000 and a legal expense reversal of approximately $300,000 recorded in the first quarter of 1995.

Operating Revenues

    Operating Revenues for the second quarter of 1996 decreased by approximately $24.0 million or 16.3% when compared to the same period of 1995. Revenues by Business Unit operations were as follows (000's):

                                   Three Months Ended June 30,

                                                       Increase
                                   1996      1995     (Decrease)

    Core Electric Business       $107,331  $119,217    $(11,886)
    Energy Related Business        15,454    27,519     (12,065)
    Corporate                           0         0           0
        Consolidated             $122,785  $146,736    $(23,951)
                                 ========  ========    ========

    Core Electric Business revenues include the impact of recoveries of decreased fuel, purchased power and conservation and load management (C&LM) expenses (see Operations Expense below).

    EUA Cogenex revenues, which account for virtually all of the Energy Related Business Unit revenues, decreased by $12.1 million due primarily to decreases in project sales and Nova division revenues aggregating $10.9 million. Also the impact of the September 1995 discontinuance of cogeneration operations contributed $2.7 million to this decline. Offsetting these impacts somewhat were additional revenues related to the Highland and Citizens acquisitions in 1995 aggregating $1.2 million.

     Operating Revenues for the first six months of 1996 decreased by $27.1 million or 9.5% when compared to the same period of 1995. Operating Revenues by Business Unit for the first six months of 1996 and 1995 were as follows (000's):

                              Six Months Ended June 30,

                                                    Increase
                                 1996      1995     (Decrease)

    Core Electric Business    $229,535 $241,955    $(12,420)
    Energy Related Business     28,050   42,748     (14,698)
    Corporate                        0        0           0
        Consolidated          $257,585 $284,703     (27,118)
                              ======== ========     =======

    Core Electric Business revenues decreased by $12.4 million due primarily to recoveries of lower fuel, purchased power and C&LM expenses, offset by an increase in primary kWh sales of 3.3%.

    EUA Cogenex revenues decreased by approximately $14.7 million due primarily to lower project sales and decreased EUA Nova division revenues aggregating $13.5 million. The September 1995 discontinuance of cogeneration operations of EUA Cogenex contributed $5.5 million to this decline. Offsetting these negative impacts somewhat were increased revenues related to the 1995 Highland and Citizens acquisitions and increased EUA Day revenues aggregating approximately $4.0 million.

Kilowatthour Sales

    Primary kWh sales of electricity by EUA's Core Electric Business Unit increased 1.4% in the second quarter of 1996, and increased 3.3% for the year-to-date period compared to the same periods last year due largely to weather. These increases were led by sales growth in the residential and commercial classes which are typically more weather sensitive. The first quarter of 1996 was significantly colder than the unusually mild first quarter of 1995, while the second quarter of this year saw a return to a more normal weather pattern. Sales to industrial customers were essentially flat for the first half of this year indicating continued slow economic improvement in EUA's core electric service territories.

Operations Expense

    Fuel expense of the Core Electric Business for the second quarter and first half of 1996 decreased from that of the same periods in 1995 by approximately $6.2 million or 26.1% and $5.3 million or 11.5%, respectively. The second quarter's decrease was largely due to a 23.8% decrease in the average cost of fuel as a result of the increased use of less expensive nuclear fuel and a 3.6% decrease in total energy generated and purchased. For the year-to-date period, the decrease in the average cost of fuel was 13.5% which was offset somewhat by a 2.7% increase in total energy generated and purchased.

    Purchased Power demand expense for the second quarter of 1996 decreased $2.9 million or 9.1% and decreased $4.8 million or 7.6% for the six months ended June 30, 1996. These changes are due primarily to the impact of decreased billings from the Yankee nuclear units and the Ocean State Power project.

    Other Operation and Maintenance expenses for the quarter and six months ended June 30, 1996 decreased approximately $4.7 million or 8.8% and $5.3 million or 5.5%, respectively, from the same periods in 1995.

    Direct expenses of the Core and Corporate Business units increased by $1.7 million and $3.7 million in the second quarter and year-to-date periods of 1996 due primarily to respective period increases in legal expenses of $2.0 million and $2.7 million and storm related expenses of $1.4 million and $1.6 million offset somewhat by savings related to the 1995 VRI.

    Indirect expenses, items over which there is limited short-term control or items which are fully recovered in rates, decreased by $2.3 million and $4.2 million in the second quarter and year-to-date periods of 1996 as compared to the same periods of 1995. In the second quarter and year-to-date periods, C&LM expenses decreased $1.7 million and $3.3 million, and jointly owned unit expenses decreased approximately $900,000 and $1.4 million, respectively. The decrease in jointly owned unit expenses was mitigated somewhat by incremental outage costs of the Millstone III unit.

    Expenses of the Energy Related Business unit decreased by $3.9 million and $4.8 million for the second quarter and year-to-date periods of 1996, respectively. These changes are primarily due to decreased expenses aggregating $7.0 million and $7.3 million in the respective periods directly related to lower EUA Cogenex project sales and lower EUA Nova division revenues. In addition, as a result of the September 1995 discontinuance of cogeneration operations, EUA Cogenex expenses fell by $2.3 million and $4.6 million in the three and six-month periods ended June 30, 1996, respectively. Lower research, development and operating expenses of EUA Energy investment of $500,000 and $1.4 million also contributed to the respective period declines. The $5.9 million EUA Cogenex charge, previously discussed, somewhat offset these expense decreases along with increased expenses of $1.0 million and $2.7 million in the respective periods related to the Highland and Citizens acquisitions.

Taxes Other Than Income

    Taxes other than income increased $1.4 million in the three and six month periods ended June 30, 1996 compared to the same periods of 1995 due primarily to the June 1995 reversal of previously over-accrued property taxes and lower Rhode Island gross receipts taxes, directly related to a lower rate and lower revenues.

Other Income (Deductions) - Net

    Other Income and (Deductions)-Net decreased by approximately $700,000 in the second quarter and year-to-date periods of 1996 as compared to the corresponding periods in 1995 primarily due to the impact of the write-off of Cogenex's AYP Capital and Westar joint venture start-up costs, included in the $5.9 million charge previously discussed.

Interest Charges

    Net interest charges for the quarter and six months ended June 30, 1996 decreased approximately $600,000 and $1.2 million respectively, as compared to the same periods of 1995. These decreases were primarily due to the December 1995 maturity of $25 million of 9-9 1/4% Unsecured Medium Term Notes and $10 million of 8.9% First Mortgage and Collateral Trust Bonds of Eastern Edison Company, offset slightly by higher interest expense on short-term debt.

Liquidity and Sources of Capital

    The EUA system's need for permanent capital is primarily related to investments in facilities required to meet the needs of its existing and future customers.

    Traditionally, cash construction requirements not met with internally generated funds are financed through short-term borrowings which are ultimately funded with permanent capital. At June 30, 1996, EUA System companies maintained short-term lines of credit with various banks aggregating approximately $150 million. Outstanding short-term debt at June 30, 1996 and December 31, 1995 by Business Unit was as follows (000's):

                            June 30, 1996   December 31, 1995

    Core Electric Business    $   145          $ 6,761
    Energy Related Business    23,058           14,421
    Corporate                  24,680           18,358
        Consolidated          $47,883          $39,540
                              =======          =======

    For the six months ended June 30, 1996 internally generated funds available after the payment of dividends amounted to approximately $35.8 million while the EUA System's cash construction requirements amounted to approximately $33.0 million for the same period. Various laws, regulations and contract provisions limit the use of EUA's internally generated funds such that the funds generated by one subsidiary are not generally available to fund the operations of another subsidiary.

    The $5.9 million charge to earnings along with lower than anticipated sales puts EUA Cogenex out of compliance with the interest coverage covenant contained in certain of its unsecured note agreements and therefore EUA Cogenex is in default under said note agreements. EUA Cogenex has notified the noteholders and will meet with them to discuss ways to cure this situation including a request for temporary waiver of the interest coverage requirement.

Electric Utility Industry Restructuring

    The electric industry is in a period of transition from a traditional rate regulated environment to a competitive marketplace. While competition in the wholesale electric market is not new, electric utilities are facing impending competition in the retail sector.

    In 1995, Eastern Edison, Blackstone and Newport participated with collaborative groups in their respective states consisting of other utilities, industrial users, environmental groups, governmental agencies and consumer advocates in submitting similar sets of interdependent principles to their respective state regulatory commissions which were addressing electric utility industry restructuring. These filings were intended to be statements of the consensus position by the signatories of the principles that should underlie any electric industry restructuring proposal and include but are not limited to principles addressing stranded cost recovery, unbundling of services and demand side management programs. Each set of principles was submitted on the condition they be approved in full by the respective state regulators.

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

    On March 5, 1996 the RIPUC required electric utilities subject to their jurisdiction to file electric industry restructuring plans. On April 19, 1996 both Blackstone and Newport filed a restructuring plan called "Choice and Competition", described below. Hearings on the restructuring plans submitted to the RIPUC were to have started on August 12, 1996. In view of the restructuring legislation (described below) passed into law on August 7, 1996, however, the RIPUC terminated its restructuring proceedings.

    On August 7, 1996 the Governor of Rhode Island signed into law the Utility Restructuring Act of 1996 (URA). The URA provides for customer choice of electricity supplier commencing July 1, 1997 for large manufacturing customers, certain new commercial and industrial customers, and State of Rhode Island accounts. Load, accounting for no more than 10% of total electric distribution company's kWh sales is to be released to retail access under this provision. An additional 10% of kWh sales is released to retail access by permitting municipal and smaller manufacturers to choose an electricity supplier commencing January 1, 1998. By July 1, 1998 or sooner, all customers will have retail access. This legislation provides for recovery of "stranded costs" through a non-by-passable transition charge initially set at 2.8 cents per kWh. The transition charge covers costs of regulatory assets; nuclear decommissioning; above market payments to power suppliers; and depreciated generation net of its market value. Nuclear decommissioning costs and above market payments to power suppliers will be reconciled to actual costs annually and the transition charge will be spread over the period from July 1, 1997 through December 31, 2009.

    The implementation of the URA will require approvals from applicable regulatory agencies, including the Federal Energy Regulatory Commission
(FERC), the RIPUC, and the Securities and Exchange Commission.

    EUA believes that the URA settles much of the uncertainty regarding "stranded cost" recovery related to serving the customers of Blackstone and Newport.

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

    Each Massachusetts investor-owned utility is required to file restructuring proposals for moving from the current regulated industry structure to a competitive generation market. The schedule for the filing requirement is staggered. The initial group of utilities was required to file their proposals in February 1996. The second group is required to file within three months of the MDPU's orders on the first group of submissions. Eastern Edison Company filed its proposal, "Choice and Competition" (see below) with the first group of proposals. On March 15, 1996, the MDPU issued a Notice of Inquiry (NOI) Rulemaking on electric industry restructuring. The NOI incorporated by reference the restructuring proposals previously submitted pursuant to the MDPU's earlier order. In its NOI order the MDPU indicated that it planned to issue draft rules to provide more specific guidance on the framework of a restructured electric industry.

    On May 1, 1996 the MDPU issued its proposed rules for the restructuring of the electric industry. The MDPU stated the rules are intended to reduce electricity costs over time and provide broad customer choice of electric supplier promoting full and fair competition in the generation of electricity. These proposed rules, which amplify the principles set forth in the August 1995 order, were issued for public comment and hearing.
Final rules were originally scheduled to be issued in September 1996. On August 9, 1996 the MDPU issued a notice extending the issuance date of the final rules. The MDPU goal is to issue final rules by the end of the calendar year 1996. The May 1st proposed rules provide for, among other things:

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

     The order also encourages settlements of outstanding company specific electric restructuring filings discussed above. EUA participated in hearings which were held in June and July, and on August 2, 1996, filed comments and responded to MDPU discovery. EUA cannot predict the ultimate outcome of this issue.

     In January 1996, EUA unveiled its preliminary proposal for a restructured electric utility industry called "Choice and Competition" and began discussions with the Rhode Island and Massachusetts Collaboratives. The plan proposed, among other things: choice of power supplier by all customers as early as January 1998; open access transmission services; performance based rates for electric distribution services; all utility generation competing for power sales and; a transition charge allowing regional utilities the opportunity to recover, among other things, the costs of past commitments to nuclear and independent power. The keystone to "Choice and Competition" was the adoption of common electric utility restructuring implementation for the New England states operating with the region's power pool. As different restructuring initiatives surfaced from state regulatory agencies and state legislatures, it became apparent that a New England region-wide approach to restructuring would be unlikely. Thus, major elements of the "Choice and Competition" proposal have been substantially modified to reflect that state by state, rather than regional, plans will be adopted.

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

     However, the potential exists that the final outcome of state and federal agency determinations could require EUA to no longer follow these accounting rules. Current or future regulatory proposals regarding the electric delivery business and the recovery of EUA's utility plant, stranded investment, and regulatory assets could trigger the discontinuance of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS71). Should it be required to discontinue the application of FAS71, EUA would be required to take an immediate write down of the affected assets in accordance with FAS101, "Accounting for the Discontinuation of Application of FAS71."

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

                      PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

     On December 15, 1995, Eastern Edison exercised its right to terminate a Power Purchase Agreement (the PPA) entered into with the Meridian Middleboro Limited Partnership (MMLP) and a related entity on September 20, 1993. In February and May of 1996, MMLP made demand for over $25 million under the termination provision of the PPA. On June 17, 1996, Eastern Edison responded to MMLP's demand stating that only $170,000 were due under the termination provision. On July 18, 1996, Eastern Edison filed a declaratory judgement action in Suffolk Superior Court in Boston, Massachusetts against MMLP seeking a declaration of the rights of the parties under the PPA. MMLP's response to the complaint, filed on August 8, 1996, included counter claims in excess of $20 million and a request for treble damages. The Company intends to vigorously defend itself from the counter claims. The Company cannot determine the outcome of this proceeding at this time.

Item 3.   Defaults Upon Senior Securities

     The $5.9 million charge to earnings as discussed in Part I - Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations along with lower than anticipated sales puts EUA Cogenex out of compliance with the interest coverage covenant contained in its $31.5 million 10.56%, $15 million 7.22% and $17.6 million 9.6% unsecured note agreements and therefore EUA Cogenex is in default under said note agreements. EUA Cogenex has notified the noteholders and will meet with them to discuss ways to cure this situation including a request for temporary waiver of the interest coverage requirement.

Item 5.   Other Information

     On April 24, 1996, the FERC issued orders on its March 24, 1995 Notice of Proposed Rulemaking (NOPR). FERC's purpose in proposing the new rules was to encourage competition in the bulk power market. The FERC's April 24th actions include:

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

     Open-access transmission tariffs for point-to-point and network service filed with FERC by Montaup in February 1996 have been approved and became effective April 21, 1996 for a period of at least one year. These tariffs are in compliance with FERC's April 24th rulings. EUA remains committed to achieving a fair and equitable transition to a competitive electric utility marketplace.


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits - None

     (b)  Reports on Form 8-K

     - none filed in the quarter ended June 30, 1996.


                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Eastern Utilities Associates
                                        (Registrant)



Date:  August 14, 1996        /s/ Clifford J. Hebert, Jr.
                              Clifford J. Hebert, Jr., Treasurer
                              (on behalf of the Registrant and
                              as Principal Financial Officer)