Form 10-Q
period 1996-09-30
EASTERN UTILITIES ASSOCIATES
filed 1996-11-14
CIK 31224

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
   Washington, D.C.  20549

          FORM 10-Q

 (Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended                    September 30, 1996

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

    Yes...X.......No..........


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
              Class                          Outstanding at October 31, 1996
        Common Shares, $5 par value          20,435,997 shares

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

EASTERN UTILITIES ASSOCIATES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)
                                                  September 30,   December 31,
ASSETS                                               1996            1995
Utility Plant and Other Investments:
   Utility Plant in Service                     $ 1,048,216     $ 1,037,662
   Less:  Accumulated Provision for Depreciation
              and Amortization                      347,865         324,146
   Net Utility Plant in Service                     700,351         713,516
   Construction Work in Progress                     20,504           7,570
        Net Utility Plant                           720,855         721,086
   Investments in Jointly Owned Companies            71,638          70,210
   Non-Utility Plant - Net                           78,750          82,347
        Total Plant and Other Investments           871,243         873,643
Current Assets:
   Cash and Temporary Cash Investments                6,566           4,060
   Accounts Receivable, Net                          83,093          84,376
   Notes Receivable                                  26,446          18,663
   Fuel, Materials and Supplies                      14,338          16,516
   Other Current Assets                               8,880          11,804
        Total Current Assets                        139,323         135,419
Deferred Debits and Other Non-Current Assets        191,542         197,068
        Total Assets                            $ 1,202,108     $ 1,206,130
LIABILITIES AND CAPITALIZATION
Capitalization:
   Common Shares, $5 Par Value                  $   102,180     $   102,184
   Other Paid-In Capital                            221,101         220,730
   Common Share Expense                              (3,926)         (3,913)
   Retained Earnings                                 53,298          56,228
        Total Common Equity                         372,653         375,229
   Non-Redeemable Preferred Stock - Net               6,900           6,900
   Redeemable Preferred Stock - Net                  26,928          26,255
   Long-Term Debt - Net                             423,373         434,871
        Total Capitalization                        829,854         843,255
Current Liabilities:
   Long-Term Debt Due Within One Year                12,511          19,506
   Notes Payable                                     52,571          39,540
   Preferred Stock Sinking Fund                          50              50
   Accounts Payable                                  29,442          35,769
   Taxes Accrued                                      6,225           4,544
   Interest Accrued                                   7,166          10,861
   Other Current Liabilities                         32,003          19,931
        Total Current Liabilities                   139,968         130,201
Deferred Credits and Other Non-Current Liabilities   91,288          91,934
Accumulated Deferred Taxes                          140,998         140,740
        Total Liabilities and Capitalization    $ 1,202,108     $ 1,206,130

EASTERN UTILITIES ASSOCIATES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In Thousands Except Number of Shares and Per Share Amounts)
                                         Three Months Ended          Nine Months Ended
                                          September 30,              September 30,
                                          1996          1995         1996          1995
Operating Revenues                     $  131,076    $  143,333   $  388,661    $  428,036
Operating Expenses:
    Fuel                                   25,904        24,973       66,563        70,900
    Purchased Power                        27,391        30,577       86,007        94,032
    Other Operation and Maintenance        44,090        44,199      134,031       139,456
    Voluntary Retirement Incentive              0             0                      4,505
    Depreciation and Amortization          11,240        11,055       34,038        34,553
    Taxes - Other than Income               5,807         5,001       18,216        16,043
    Income Taxes - Current                  2,113         5,097        8,915         9,171
                 - Deferred (Credit)        1,203         1,804         (742)        4,921
          Total                           117,748       122,706      347,028       373,581
Operating Income                           13,328        20,627       41,633        54,455
Other Income - Net                          5,800         4,119       12,200        11,235
Loss on Disposal of Cogeneration
    Operations                                          (18,086)                   (18,086)
Income Tax Impact of Loss on Disposal
    Of Cogeneration Operations                            7,588                      7,588
Income Before Interest Charges             19,128        14,248       53,833        55,192
Interest Charges:
    Interest on Long-Term Debt              8,438         9,593       25,707        28,911
    Other Interest Expense                  1,773         1,590        4,969         4,320
    Allowance for Borrowed Funds Used
      During Construction (Credit)           (472)         (601)      (1,457)       (1,997)
Net Interest Charges                        9,739        10,582       29,219        31,234
Net Income                                  9,389         3,666       24,614        23,958
Preferred Dividends of Subsidiaries           578           582        1,735         1,743
Consolidated Net Earnings              $    8,811    $    3,084   $   22,879    $   22,215



Weighted Average Number of
  Common Shares Outstanding            20,435,997    20,336,703   20,436,290    20,183,205
Consolidated Earnings Per
  Average Common Share                 $     0.43    $     0.15   $     1.12    $     1.10

Dividends Paid                         $    0.415    $     0.40   $     1.23    $    1.185

   See accompanying notes to consolidated condensed financial statements.

EASTERN UTILITIES ASSOCIATES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)
                                                           Nine Months Ended
                                                           September 30,
                                                             1996          1995
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                               $   24,614     $ 23,958
Adjustments to Reconcile Net Income
 to Net Cash Provided from Operating Activities:
 Depreciation and Amortization                               38,821       42,799
 Deferred Taxes                                                (333)      (1,884)
 Non-cash (Gains)/Expenses on Sales of Investments
   in Energy Savings Projects                                 3,184       (2,232)
 Loss on Disposition of Cogeneration Projects                             18,086
 Investment Tax Credit, Net                                    (905)        (909)
 Allowance for Funds Used During Construction                  (254)        (471)
 Collections and sales of project notes and leases receivable 5,891       16,312
 Other - Net                                                  6,793        6,873
Change in Operating Assets and Liabilities                    7,610       (19,430
Net Cash Provided From Operating Activities                  85,421       83,102

CASH FLOW FROM INVESTING ACTIVITIES:
 Construction Expenditures                                  (49,662)      (63,574
 Collections on Notes and Lease Receivables of EUA Cogenex    3,198        2,392
 Proceeds from Disposal of Cogeneration Assets                            11,501
 Increase in Other Investments                               (4,036)
Net Cash (Used in) Investment Activities                    (50,500)      (49,681

CASH FLOW FROM FINANCING ACTIVITIES:
   Issuances:
      Common Stock                                                         4,520
   Redemptions:
      Long-Term Debt                                        (18,560)      (5,664)
   Premium on Reacquisition and Financing Expenses              (14)         (60)
   EUA Common Share Dividends Paid                          (25,137)      (23,899
   Subsidiary Preferred Dividends Paid                       (1,735)      (1,742)
   Net Increase (Decrease) in Short-Term Debt                13,031       (3,018)
Net Cash (Used in) Financing Activities                     (32,415)      (29,863
Net Increase in Cash and Temporary Cash Investments           2,506        3,558

Cash and Temporary Cash Investments at Beginning of Period    4,060       20,109

Cash and Temporary Cash Investments at End of Period     $    6,566     $ 23,667

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest (Net of Capitalized Interest)             $   31,717     $ 30,096
      Income Taxes                                       $   11,490     $  6,596
Supplemental schedule of non-cash investing activities:
   Conversion of Investments in Energy Savings
     Projects to Notes and Leases Receivable             $    4,813     $ 14,158

       See accompanying notes to consolidated condensed financial statements.

                         EASTERN UTILITIES ASSOCIATES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


     The accompanying Notes should be read in conjunction with the Notes to Consolidated Financial Statements incorporated in the Eastern Utilities Associates (EUA or the Company) 1995 Annual Report on Form 10-K and the Company's Quarterly Report on
Form 10-Q for the periods ended March 31, and June 30, 1996.

Note A - In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of September 30, 1996 and December 31, 1995, and the results of operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995. Certain reclassifications have been made to prior period financial statements to conform to current period classifications.

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

Note C - Commitments and Contingencies:

          Recent Nuclear Regulatory Commission (NRC) Actions
          Millstone III:

          Montaup Electric Company (Montaup), the wholesale generation subsidiary of Eastern Edison, a wholly owned subsidiary of EUA, has a 4.01% ownership interest in Millstone III, an 1154-MW nuclear unit that is jointly owned by a number of New England utilities, including subsidiaries of Northeast Utilities (Northeast). Northeast is the lead participant in Millstone III, and on March 30, 1996, Northeast determined to shut down the unit following an engineering evaluation which determined that four safety-related valves would not be able to perform their design function during certain postulated events.

          The NRC has raised issues with respect to Millstone III and certain of the other nuclear units in which Northeast and its subsidiaries, either individually or collectively, have the largest ownership shares, including a 582-MW Nuclear unit owned by Connecticut Yankee Atomic Power Company (Connecticut Yankee), in which Montaup has 4.5% ownership share (see "Connecticut Yankee" Below).

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

          On October 18 1996, the NRC informed Northeast that it will establish a Special Projects Office to oversee inspection and licensing activities at Millstone. The Special Projects Office will be responsible for (1) licensing and inspection activities at Northeast's Connecticut plants, (2) oversight of an independent corrective action verification program; (3) oversight of Northeast's corrective actions related to safety issues involving employee concerns, and (4) inspections necessary to implement NRC oversight of the plants' restart activities.

          On October 24, 1996 the NRC issued another order directing that prior to restart of Millstone III, Northeast submit a plan for disposition of safety issues raised by employees and retain an independent third-party to oversee implementation of this plan. This third-party oversight will continue until the situation is corrected. There is no estimate of how long this will take.

          Northeast Management has indicated it cannot presently estimate the effect these efforts will have on the timing of restarts or what additional costs, if any, these developments may cause.

          The most recent Northeast estimate of incremental costs related to the outage of Millstone III is approximately $68.0 million through December 1996.
          Montaup's share is $2.7 million, $1.7 million of which has been incurred through September.

          While Millstone III is out of service, Montaup will incur incremental replacement power costs estimated at $0.4 million to $0.8 million per month. Montaup bills its replacement power costs through its fuel adjustment clause, a wholesale tariff jurisdictional to the Federal Energy Regulatory Commission (FERC). However, there is no comparable clause in Montaup's FERC-approved rates which at this time would permit Montaup to recover its share of the incremental costs incurred by Northeast.

          EUA cannot predict the ultimate outcome of the NRC inquiries or the impact which they may have on Montaup and the EUA system. Montaup is also evaluating its rights and obligations under the various agreements relating to the ownership and operation of Millstone III.

          Connecticut Yankee:

          The Connecticut Yankee Nuclear Unit was taken off-line in July 1996 because of issues related to certain containment air recirculation and service water systems.

          In October, Montaup, as one of the joint owners, participated in an economic evaluation of Connecticut Yankee which recommended permanently closing the unit and replacing its output with less expensive energy sources. As a result of the analysis, work at the plant has slowed pending a final board decision, expected to occur in the fourth quarter of 1996. The preliminary estimate of the sum of future payments for the closing, decommissioning, and recovery of the remaining investment in Connecticut Yankee, assuming permanent shut down, is approximately $797 million. Montaup's share of the total estimated costs is $35.9 million. Montaup anticipates being able to fully recover its remaining investment and decommissioning costs in Connecticut Yankee, in which event there would be no adverse impact on earnings.

          Maine Yankee:

          On June 7, 1996, the NRC commissioned an independent Safety Assessment Team to assess the conformance of the Maine Yankee Atomic Power Station to its design and licensing basis. Montaup holds a 3.5% ownership interest in the Maine Yankee Unit.

          On October 7, 1996, the NRC released an Independent
          Safety Assessment (ISA) report.  In evaluating the
          Plant's conformance to its licensing basis, the report concluded that Maine Yankee was in general conformance with its licensing basis although significant items of nonconformance were identified stemming from two closely related root causes: (1) economic pressure to be a low-cost energy provider had limited available resources to address corrective actions and some improvements and (2) a questioning culture was lacking, which had resulted in a failure to identify or promptly correct significant problems in areas perceived by Maine Yankee to be of low safety significance.

          A letter to Maine Yankee from the Chair of the NRC, accompanying the ISA report directed Maine Yankee to provide to the NRC its plans for addressing the root causes of the deficiencies identified by the ISA.

          The Plant's current allowed operating level may be limited to 90% of capacity until completion of the Plant's next planned refueling outage, which is now scheduled for September 1997. Maine Yankee cannot predict, however, whether or when the Plant will attain a 100-percent operating level, or the results of the ongoing investigations and reviews.

          General:

          Recent actions by the NRC, some of which are cited above, indicate that the NRC has become more critical and active in its oversight of nuclear power plants.

          EUA is unable to predict at this time, what, if any, ramifications these NRC actions will have on any of the other nuclear power plants in which Montaup has an ownership interest or power contract.

 Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations


     The following is Management's discussion and analysis of certain significant factors affecting the Company's earnings and financial condition for the interim periods presented in this Form 10-Q.

Overview

     Consolidated Net Earnings for the quarter ended September 30, 1996 were $8.8 million compared to $3.1 million in the third quarter of 1995. The third quarter 1995 earnings include a one-time after-tax charge of $10.5 million, related to the loss on discontinuance of cogeneration operations by EUA Cogenex
Corporation (EUA Cogenex), EUA's wholly owned energy services subsidiary. Net Earnings contributions by Business Unit for the third quarter of 1996 and 1995 were as follows (000's):

                                                      Increase
                                1996        1995    (Decrease)

  Core Electric Business      $9,915    $12,593       $(2,678)
  Energy Related Business*      (899)       976        (1,875)
  Corporate                     (205)        13          (218)
    Subtotal                   8,811     13,582        (4,771)
  Cogeneration Discontinuance           (10,498)       10,498
    Consolidated              $8,811    $ 3,084       $ 5,727
                              =======    ========    ========

 *Excluding the 1995 EUA Cogenex discontinuance of cogeneration operations.

     Consolidated Net Earnings for the nine months ended September 30, 1996 were $22.9 million compared to $22.2 million for the same period of 1995. The year-to-date 1996 earnings include a one-time, after-tax charge to earnings of $3.7 million recorded by EUA Cogenex in June 1996. The year-to-date 1995 earnings include a $2.7 million, after-tax charge recorded in June 1995 for a voluntary retirement incentive offer as well as the charge for the 1995 discontinuance of cogeneration operations. Net Earnings contributions by Business Unit for the first nine months of 1996 and 1995 were as follows (000's):

                                                     Increase
                               1996      1995       (Decrease)

  Core Electric Business*     $28,528     $32,297    $(3,769)
  Energy Related Business**    (1,318)      2,948     (4,266)
  Corporate                      (659)        215       (874)
    Subtotal                   26,551      35,460     (8,909)
  Voluntary Retirement Incentive           (2,747)     2,747
  Cogeneration Discontinuance             (10,498)    10,498
  June 1996 EUA Cogenex charge (3,672)                (3,672)
    Consolidated              $22,879     $22,215    $   664
                              =======     =======    ========

  *Excluding the 1995 VRI charge.
  **Excluding the 1995 EUA Cogenex discontinuance of cogeneration operations and the June 1996 EUA Cogenex charge.

Core Electric Business: The earnings contribution of this Business Unit, net of the 1995 VRI charge, decreased in both the third quarter and year-to-date periods of 1996. These decreases are primarily the result of expenses related to an unusual number of severe storms which struck our retail service territory in the first nine months of this year, increases in property tax and legal expenses, outage costs of the Millstone III Nuclear Generating Station (in which we are a 4.01% joint owner) and, for the third quarter, a decrease in kilowatthour sales. Offsetting these negative impacts, somewhat, was lower interest expense resulting from maturing debt issues in 1995.

Energy-Related Business: Net of the one-time charges listed in the preceding table, EUA Cogenex incurred losses of $0.9 million and $1.6 million, respectively, in the three and nine month periods ended September 30, 1996, a decrease of $1.5 million and $4.1 million, respectively, from its earnings contributions in the same periods of a year ago. The virtual elimination of utility sponsored DSM programs and difficulties in closing project proposals have negatively impacted EUA Cogenex results. Refocusing of the Cogenex sales efforts are not expected to have a positive impact on Cogenex results until the latter part of 1997.

     Year-to-date losses generated by EUA Energy Investment Corporation decreased slightly in comparison with the first nine months of 1995. However, the TransCapacity Limited Partnership and the BIOTEN partnership have progressed more slowly than expected. TransCapacity L.P. customer installations continue to be slower than anticipated while testing of BIOTEN's prototype biomass-fueled generating unit, though very encouraging to date, has taken longer than anticipated.

Corporate: The change in earnings of the Corporate business unit is primarily a result of increased short-term debt interest expense in 1996.

Operating Revenues

     Operating Revenues for the third quarter of 1996 decreased by approximately $12.3 million when compared to the same period of 1995. Revenues by Business Unit operations were as follows
(000's):
                            Three Months Ended September 30,

                                                   Increase
                              1996      1995      (Decrease)

  Core Electric Business    $118,211 $124,568     $ (6,357)
  Energy Related Business     12,865   18,765       (5,900)
  Corporate                        0        0            0
    Consolidated            $131,076 $143,333     $(12,257)
                            ======== ========     =========

     The change in Core Electric Business revenues reflects recoveries of decreased purchased power and conservation and load management (C&LM) expenses and the negative impact of a 2.5% kWh sales decrease, slightly offset by recoveries of increased fuel expense. (see Operations Expense below).

     EUA Cogenex revenues, which account for virtually all of the Energy Related Business Unit revenues, decreased by $5.9 million in this year's third quarter compared to the same period of 1995. This decrease was due primarily to lower project sales of approximately $5.4 million, decreased EUA Nova revenues of $1.6 million offset by increased revenues of EUA Highland.

     Operating Revenues for the first nine months of 1996 decreased by $39.4 million or 9.2% when compared to the same period of 1995. Operating Revenues by Business Unit for the first nine months of 1996 and 1995 were as follows (000's):

                           Nine Months Ended September 30,

                                                  Increase
                            1996        1995      (Decrease)

  Core Electric Business   $347,746   $366,523    $(18,777)
  Energy Related Business    40,915     61,513     (20,598)
  Corporate                       0          0           0
    Consolidated           $388,661   $428,036     (39,375)
                           ========   ========     =======

     Core Electric Business revenues decreased by $18.8 million due primarily to lower purchased power, fuel and C&LM expense recoveries aggregating $18.1 million and a decrease in other operating revenues of approximately $2.0 million. These decreases were offset somewhat by a 1.2% increase in kWh sales.

     EUA Cogenex revenues decreased by $20.6 million due primarily to lower project sales of approximately $14.2 million, lower cogeneration revenues of approximately $5.5 million related to the September 1995 discontinuation of cogeneration operations and decreased EUA Nova revenues of $6.1 million. These decreases were offset somewhat by the increased revenues aggregating $5.0 million from EUA Highland, EUA Citizens and EUA Day.

KWH Sales

     Primary kWh sales of electricity by EUA's Core Electric Business Unit decreased by 2.5% in the third quarter of 1996 compared to the same period last year due to significantly milder weather. This decrease was led by decreases of 4.2% and 3.3% in the residential and commercial customer classes, which are typically more weather sensitive. Year-to-date September 30, 1996 sales of electricity increased 1.2% compared to the same period of 1995. The first and second quarter increases were mitigated by the third quarter's disappointing results.

Operations Expense

     Fuel expense of the Core Electric Business increased by approximately $900,000 or 3.7% for the third quarter and decreased by $4.3 million or 6.1% for the year-to-date periods of 1996, respectively, as compared to the same periods of 1995. The third quarter change was impacted by a 4.2% increase in total energy generated and purchased, partially offset by 2.4% decrease in the average cost of fuel. Because the EUA System requirements decreased in the third quarter, sales to the New England Power Pool (NEPOOL) increased. These NEPOOL sales recover fuel costs only and have little earnings impact. The year-to-date period was impacted by a 9.5% decrease in the average cost of fuel offset by a 3.3% increase in total energy generated and purchased.

     Purchased Power demand expense for the third quarter of 1996 decreased $3.2 million or 10.4% and $8.0 million or 8.5% for the nine months ended September 30, 1996. The third quarter change was primarily due to the impact of a prior period refund of approximately $2.0 million from the Pilgrim Nuclear unit, subsequently refunded to retail customers, and decreased billings from the Ocean State Power Project, offset somewhat by increased billings of the Yankee nuclear units. The year-to-date decrease is due primarily to the impact of lower billings of approximately $3.9 million from the Pilgrim nuclear unit, including the previously mentioned refund, and decreased billings from the Ocean State Power Project and the Yankee nuclear units aggregating $3.1 million.

     Other Operation and Maintenance expenses for the third quarter were virtually flat and decreased by $5.4 million for the nine months ended September 30, 1996 compared to the same periods in 1995.

     Direct expenses of the Core and Corporate Business units increased by $1.7 million and $3.4 million in the third quarter and year-to-date periods of 1996, respectively, as compared to the same periods of a year ago. These changes are due primarily to incremental storm expenses, costs related to the electric industry restructuring activities and increased assessments by FERC aggregating $1.6 million and $3.6 million for the respective periods.

     Indirect expenses, items over which there is limited short-term control or items which are fully recovered in rates, increased by $0.7 million and decreased by $1.5 million in the third quarter and year-to-date periods of 1996, respectively, as compared to the same periods of 1995. The third quarter change was due to increased FAS106 expense of $0.8 million and increased jointly owned unit expenses of $1.4 million. Offsetting these increases somewhat was a decrease in C&LM expenses of $1.2 million. The year-to-date decrease includes $4.5 million of lower C&LM expenses somewhat offset by increased legal & FAS106 expenses aggregating $3.3 million.

     Expenses of the Energy Related Business unit decreased by $2.6 million and $7.2 million for the third quarter and year-to-date periods of 1996, respectively. The third quarter decrease was due primarily to decreased EUA Cogenex project sales related expenses of $4.5 million and decreased EUA Nova costs of goods sold of $1.0 million offset somewhat by increased expenses of EUA Highland and EUA Citizens aggregating $3.0 million. The year-to-date change included decreases in EUA Cogenex sales related expenses of $8.4 million, decreased EUA Nova costs of goods sold of $4.4 million and decreased cogeneration related expenses of $4.6 million, related to the September 1995 discontinuation of that business line. EUA Energy Investment Corporation expenses decreased by $1.2 million in the year-to-date period. These year-to-date decreases were offset somewhat by the June 1996 EUA Cogenex charge of $5.9 million and $5.7 million of increased expenses related EUA Highland and EUA Citizens.

Taxes Other Than Income

     Taxes other than income increased approximately $800,000 and $2.2 million in the three month and year-to-date periods ended September 30, 1996, respectively, compared to the same periods of 1995. The reversal of previously over-accrued property taxes in the second and third quarters of 1995 and lower Rhode Island gross receipts taxes, related to a lower rate and lower revenues were primarily responsible for these changes.
 Income Taxes

     The effective income tax rate for the first nine months of 1996 increased to 35.2% from 30.2% for the same period of 1995 due mainly to a decrease in state income tax benefits.

Other Income (Deductions) - Net

     Other Income and (Deductions)-Net increased $1.7 million for the third quarter and $1.0 million for the year-to-date period as compared to the same periods of 1995. Approximately $1.7 million of these increases is due to the sale of Seabrook II equipment jointly owned by Montaup. The year to date increase was partially offset by the impact of the write-off of Cogenex's AYP Capital and Westar joint venture start-up costs, included in the June 1996 $5.9 million charge.

Interest Charges

     Net interest charges for the third quarter and nine months ended September 30, 1996 decreased approximately $800,000 and $2.0 million respectively, as compared to the same periods of 1995. These decreases were primarily due to the December 1995 maturity of $25 million of 9-9 1/4% Unsecured Medium Term Notes and $10 million of 8.9% First Mortgage and Collateral Trust Bonds of Eastern Edison Company, offset somewhat by higher interest expense related to increased short-term debt.

Liquidity and Sources of Capital

     The EUA's system's need for permanent capital is primarily related to investments in facilities required to meet the needs of its existing and future customers.

     Traditionally, cash construction requirements not met with internally generated funds are financed through short-term borrowings which are ultimately funded with permanent capital. At September 30, 1996, EUA System companies maintained short-term lines of credit with various banks aggregating approximately $150 million.

     Outstanding short-term debt at September 30, 1996 and December 31, 1995 by Business Unit was as follows (000's):

                         September 30, 1996  December 31, 1995

  Core Electric Business    $     0            $ 6,761
  Energy Related Business    27,237             14,421
  Corporate                  25,334             18,358
    Consolidated            $52,571            $39,540
                            =======            =======

     For the nine months ended September 30, 1996 internally generated funds available after the payment of dividends amounted to approximately $52.9 million while the EUA System's cash construction requirements amounted to approximately $49.7 million for the same period. Various laws, regulations and contract provisions limit the use of EUA's internally generated funds such that the funds generated by one subsidiary are not generally available to fund the operations of another subsidiary.

Electric Utility Industry Restructuring

     The electric industry is in a period of transition from a traditional rate regulated environment to a competitive marketplace. While competition in the wholesale electric market is not new, electric utilities are facing impending competition in the retail sector.

     On March 5, 1996 the Rhode Island Public Utility Commission (RIPUC) required electric utilities subject to their jurisdiction to file electric industry restructuring plans. On April 19, 1996 both Blackstone and Newport filed a restructuring plan called "Choice and Competition", described below. Hearings on the restructuring plans submitted to the RIPUC were to have started on August 12, 1996. In view of the restructuring legislation (described below) passed into law on August 7, 1996, however, the RIPUC terminated its restructuring proceedings.

     On August 7, 1996 the Governor of Rhode Island signed into law the Utility Restructuring Act of 1996 (URA). The URA provides for customer choice of electricity supplier commencing July 1, 1997 for large manufacturing customers, certain new commercial and industrial customers, and State of Rhode Island accounts. Load, accounting for no more than 10% of total electric distribution company's kWh sales is to be released to retail access under this provision. An additional 10% of kWh sales is to be released to retail access by permitting municipal and smaller manufacturers to choose an electricity supplier commencing January 1, 1998. By
July 1, 1998 or sooner, all customers will have retail access.
This legislation provides for recovery of "stranded costs" through a non-by-passable transition charge initially set at 2.8 cents per kWh. The transition charge covers costs of regulatory assets; nuclear decommissioning; above market payments to power suppliers; and depreciated generation net of its market value. Nuclear decommissioning costs and above market payments to power suppliers will be reconciled to actual costs annually and the transition charge will be spread over the period from July 1, 1997 through December 31, 2009.

     The implementation of the URA will require approvals from applicable regulatory agencies, including the Federal Energy
Regulatory Commission (FERC), the RIPUC, and the Securities and
Exchange Commission.

     EUA believes that the URA settles much of the uncertainty regarding "stranded cost" recovery related to serving the customers of Blackstone and Newport.

     In August 1995, the Massachusetts Department of Public Utilities (MDPU) issued an order enumerating principles that describe the key characteristics of a restructured electric industry and provides for, among other things, customer choice of electric service providers, services, pricing options and payment terms, an opportunity for customers to share in the benefits of increased competition, full and fair competition in the generation markets and incentive regulation for distribution services where regulation will still exist. This order sets out principles for the transition from a regulated to a competitive industry structure and identifies conditions for the transition process which will require investor-owned utilities to unbundle rates, provide consumers with accurate price signals and allow customers choice of generation services. The order also provides, in principle, for the recovery of net, non-mitigable stranded costs by investor-owned utilities resulting from the industry restructuring.

     Each Massachusetts investor-owned utility is required to file restructuring proposals for moving from the current regulated industry structure to a competitive generation market. An initial group of utilities was required to file their proposals in February 1996. The second group is required to file within three months of the MDPU's orders on the first group of submissions. Eastern Edison Company filed its proposal, "Choice and Competition" (see below) with the first group of proposals. On March 15, 1996, the MDPU issued a Notice of Inquiry (NOI) Rulemaking on electric industry restructuring. The NOI incorporated by reference the restructuring proposals previously submitted pursuant to the MDPU's earlier order. In its NOI order the MDPU indicated that it planned to issue draft rules to provide more specific guidance on the framework of a restructured electric industry.

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

     - a "reasonable" opportunity for recovery of net, non-mitigable stranded costs periodically subject to some degree of reconciliation;

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

     EUA participated in hearings held during June and July of 1996, and on August 2, 1996, filed written comments addressing restructuring issues. In its notice of August 9, 1996, the MDPU encouraged stakeholders to work together toward consensual resolution of restructuring issues. EUA is currently engaged in settlement negotiations. One Massachusetts electric utility company has submitted its offer of settlement on restructuring issues to the MDPU. EUA cannot predict the ultimate outcome of the restructuring process.

     In January 1996, EUA unveiled its preliminary proposal for a restructured electric utility industry called "Choice and Competition" and began discussions with collaborative groups in both Rhode Island and Massachusetts consisting of other utilities, industrial users, environmental groups, governmental agencies and consumer advocates. The plan proposed, among other things: choice of power supplier by all customers as early as January 1998; open access transmission services; performance based rates for electric distribution services; all utility generation competing for power sales; and a transition charge allowing regional utilities the opportunity to recover, among other things, the costs of past commitments to nuclear and independent power. The keystone to "Choice and Competition" was the adoption of common electric utility restructuring implementation for the New England states operating with the region's power pool. As different restructuring initiatives surfaced from state regulatory agencies and state legislatures, it became apparent that a New England region-wide approach to restructuring would be unlikely. Thus, major elements of the "Choice and Competition" proposal have been substantially modified to reflect that state by state, rather than regional, plans will be adopted.

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

     However, the potential exists that the final outcome of state and federal agency determinations could require EUA to no longer follow these accounting rules. Current or future regulatory proposals regarding the electric delivery business and the recovery of EUA's utility plant, stranded investment, and regulatory assets could trigger the discontinuance of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS71). Should it be required to discontinue the application of FAS71, EUA would be required to take an immediate write down of the affected assets in accordance with FAS101, "Accounting for the Discontinuation of Application of FAS71".

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


                     PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

     On December 15, 1995, Eastern Edison exercised its right to terminate a Power Purchase Agreement (the PPA) entered into with the Meridian Middleboro Limited Partnership (MMLP) and a related entity on September 20, 1993. In February and May of 1996, MMLP made demand for over $25 million under the termination provision of the PPA. On June 17, 1996, Eastern Edison responded to MMLP's demand stating that only approximately $170,000 was due under the termination provision. On July 18, 1996, Eastern Edison filed a declaratory judgement action in Suffolk Superior Court in Boston, Massachusetts against MMLP seeking a declaration of the rights of the parties under the PPA. MMLP's response to the complaint, filed on August 8, 1996, included counter claims in excess of $20 million and a request for treble damages. In response to the counter claim, Eastern Edison paid MMLP $191,828 as the amount Eastern Edison considered to have been owed to MMLP. The Company intends to vigorously defend itself from the counter claims. The Company cannot determine the outcome of this proceeding at this time.

Item 3.   Defaults Upon Senior Securities

     As a result of the June 1996 $5.9 million charge to earnings and lower than anticipated sales, EUA Cogenex was out of compliance with the interest coverage covenant contained in certain of its unsecured note agreements and therefore EUA Cogenex was in default under said note agreements. EUA Cogenex has reached agreement with lenders to modify the interest coverage covenant contained in these note agreements through June 30, 1997 and to waive the default created by the June 1996 charge.

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

     (a)  Exhibits - None

     (b)  Reports on Form 8-K

     - None filed in the quarter ended September 30, 1996.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Eastern Utilities Associates
                              (Registrant)



Date:  November 13, 1996      /s/ Clifford J. Hebert, Jr.
                              Clifford J. Hebert, Jr., Treasurer
                              (on behalf of the Registrant and
                              as Principal Financial Officer)