Form 10-K405
period 1996-12-31
EASTERN UTILITIES ASSOCIATES; BLACKSTONE VALLEY ELECTRIC CO; EASTERN EDISON CO
filed 1997-03-21
CIK 31224, 12473, 14407

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   Form 10-K
(Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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


Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrants. As of March 17, 1997:

Eastern Utilities Associates Common Shares, $5 par value - $370,402,446

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  Eastern Utilities Associates Common Shares
     Outstanding at March 17, 1997: 20,435,997
  Blackstone Valley Electric Company Common Shares
     Outstanding at March 17, 1997:   184,062
  Eastern Edison Company Common Shares
     Outstanding at March 17, 1997: 2,891,357

Portions of the Annual Reports to Shareholders of Eastern Utilities Associates, Blackstone Valley Electric Company, and Eastern Edison Company for the year ended December 31, 1996, are incorporated by reference into Part II. Portions of the Eastern Utilities Associates Proxy Statement dated March 26, 1997 are incorporated by reference into Part III.


                  EASTERN UTILITIES ASSOCIATES
                BLACKSTONE VALLEY ELECTRIC COMPANY
                      EASTERN EDISON COMPANY
                 1996 Annual Report on Form 10-K
                        Table of Contents


Table of Contents. . . . . . . . . . . . . . . . . . . . . . . .I

GLOSSARY OF DEFINED TERMS. . . . . . . . . . . . . . . . . . . IV

                              PART I

Item 1.   BUSINESS . . . . . . . . . . . . . . . . . . . . . . .1
     System Overview . . . . . . . . . . . . . . . . . . . . . .1
     General - Core Electric Business. . . . . . . . . . . . . .1
     Electric Utility Industry Restructuring . . . . . . . . . .5
          Unbundled Services . . . . . . . . . . . . . . . . . .5
          Stranded Costs . . . . . . . . . . . . . . . . . . . .5
          Rhode Island Utility Restructuring Act of 1996 . . . .5
          Massachusetts Restructuring Settlement . . . . . . . .6
          Other. . . . . . . . . . . . . . . . . . . . . . . . .8
     General - EUA Cogenex . . . . . . . . . . . . . . . . . . .8
     Construction  . . . . . . . . . . . . . . . . . . . . . . 11
          Construction Program - EUA:. . . . . . . . . . . . . 11
          Construction Program - Blackstone. . . . . . . . . . 11
          Construction Program - Eastern Edison. . . . . . . . 12
     Fuel for Generation . . . . . . . . . . . . . . . . . . . 12

     Nuclear Power Issues  . . . . . . . . . . . . . . . . . . 14
          General  . . . . . . . . . . . . . . . . . . . . . . 14
          Decommissioning. . . . . . . . . . . . . . . . . . . 15
          Yankee Atomic. . . . . . . . . . . . . . . . . . . . 16
          Connecticut Yankee . . . . . . . . . . . . . . . . . 16
          Recent NRC Actions . . . . . . . . . . . . . . . . . 16
               Millstone III . . . . . . . . . . . . . . . . . 16
               Maine Yankee. . . . . . . . . . . . . . . . . . 17
               General . . . . . . . . . . . . . . . . . . . . 18

     Public Utility Regulation . . . . . . . . . . . . . . . . 18

     Rates   . . . . . . . . . . . . . . . . . . . . . . . . . 20
          FERC Proceedings . . . . . . . . . . . . . . . . . . 22
          Massachusetts Proceedings. . . . . . . . . . . . . . 22
          Rhode Island Proceedings . . . . . . . . . . . . . . 24

     Environmental Regulation  . . . . . . . . . . . . . . . . 27
          General. . . . . . . . . . . . . . . . . . . . . . . 27
          Electric and Magnetic Fields . . . . . . . . . . . . 28
          Water Regulation . . . . . . . . . . . . . . . . . . 28
          Air Regulation . . . . . . . . . . . . . . . . . . . 29

     Environmental Regulation of Nuclear Power . . . . . . . . 31

Item 2.   PROPERTIES . . . . . . . . . . . . . . . . . . . . . 32
     Power Supply  . . . . . . . . . . . . . . . . . . . . . . 32
     Other Property. . . . . . . . . . . . . . . . . . . . . . 34

Item 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . 34
     Rate Proceeding . . . . . . . . . . . . . . . . . . . . . 34
     Environmental Proceedings . . . . . . . . . . . . . . . . 35
     EUA WestCoast L.P.. . . . . . . . . . . . . . . . . . . . 38
     Ridgewood . . . . . . . . . . . . . . . . . . . . . . . . 39
     Other Proceedings . . . . . . . . . . . . . . . . . . . . 39

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS. 40

     Executive Officers of Eastern Utilities Associates . . .  40

                              PART II

Item 5.   MARKET FOR EUA'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS. . . . . . . . . . . . . . . . . . . . . . . 41

Item 6.   SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . 42


Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS . . . . . . . . .42

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . 42

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES  . . . . . . . .42

                              PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS
     Eastern Utilities Associates . . . . . . . . . . . . . . .42
     Blackstone and Eastern Edison. . . . . . . . . . . . . . .43

Item 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . 44
     Eastern Utilities Associates . . . . . . . . . . . . . . .44
     Blackstone and Eastern Edison. . . . . . . . . . . . . . .45

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT . . . . . . . . . . . . . . . . . . . . . 45

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . 45

                              PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K . . . . . . . . . . . . . . .  . . . . . . .46
     (a)(1) Financial Statements  . . . . . . . . . . . . . . .46
     (a)(2) Financial Statement Schedules . . . . . . . . . . .46
     (a)(3) Exhibits (*denotes filed herewith). . . . . . . . .46
     (b)  Reports on Form 8-K.  . . . . . . . . . . . . . . . .60

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . 61

 Report of Independent Accountants . . . . . . . . . . . . . . 70

Consent of Independent Accountants . . . . . . . . . . . . . . 72

                      GLOSSARY OF DEFINED TERMS

The following is a glossary of frequently used abbreviations and/or acronyms found throughout this report:

The EUA System Companies

     Blackstone               Blackstone Valley Electric Company
     Eastern Edison           Eastern Edison Company
     EUA                      Eastern Utilities Associates
     EUA Cogenex              EUA Cogenex Corporation
     EUA Day                  EUA Day Company, a division of EUA Cogenex
     EUA Nova                 EUA Nova, a division of EUA Cogenex
     EUA Energy               EUA Energy Investment Corporation
     EUA Ocean State          EUA Ocean State Corporation
     EUA Service              EUA Service Corporation
     EUA Energy Services      EUA Energy Services Corporation
     Montaup                  Montaup Electric Company
     Newport                  Newport Electric Corporation
     Registrants              EUA, Blackstone and Eastern Edison
     Retail Subsidiaries      Blackstone, Eastern Edison and Newport

Non-Affiliated Companies

     Great Bay Power          Great Bay Power Corporation (formerly EUA
                                Power Corporation)
     Maine Yankee             Maine Yankee Atomic Power Company
     OSP                      Ocean State Power Project Units 1 and 2
     Yankee Atomic            Yankee Atomic Electric Company

Regulators/Regulations

     1935 Act                 Public Utility Holding Company Act of 1935
     CERCLA                   Federal Comprehensive Environmental
                                Response, Compensation and Liability
                                Act of 1980
     Chapter 21E              Massachusetts Oil and Hazardous Material
                                Release Prevention and Response Act
     Clean Air Act Amendments Clean Air Act Amendments of 1990
     DEQE                     Massachusetts Department of Environmental
                                Quality Engineering

                      GLOSSARY OF DEFINED TERMS (Cont'd)

Regulators/Regulations (continued)

     DOE                      Department of Energy
     Energy Policy Act        Energy Policy Act of 1992
     EPA                      Federal Environmental Protection Agency
     FAS106                   Statement No. 106 "Employer's Accounting for
                                Post-Retirement Benefits Other Than
                                Pensions"
     FERC                     Federal Energy Regulatory Commission
     IRS                      Internal Revenue Service
     MADEP                    Massachusetts Department of Environmental
                              Protection
     MDPU                     Massachusetts Department of Public
                                Utilities
     NESCAUM                  Northeast States for Coordinated Air Use
                                Management
     NRC                      Nuclear Regulatory Commission
     NWPA                     Nuclear Waste Policy Act
     Price-Anderson Act       The Price-Anderson Act, as amended by the
                                Price-Anderson Amendments of 1988
     PURPA                    Public Utility Regulatory Policies Act
                               of 1978
     RCRA                     Resource Conservation and Recovery Act of
                               1976
     RIDEM                    Rhode Island Department of Environmental
                                Management
     RIDPUC                   Rhode Island Division of Public Utilities
                                and Carriers
     RIPUC                    Rhode Island Public Utilities Commission
     SEC                      Securities and Exchange Commission
     TEC-RI                   The Energy Counsel of Rhode Island
     TSCA                     Toxic Substances Control Act

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


                GLOSSARY OF DEFINED TERMS (Cont'd)

Other (continued)

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



                               PART I

Item 1.                       BUSINESS

System Overview

     Eastern Utilities Associates is a Massachusetts voluntary association organized and existing under a Declaration of Trust dated April 2, 1928, as amended, and is a registered holding company under the 1935 Act. Blackstone, a registered retail electric utility organized under the laws of the State of Rhode Island in 1912 operates in northern Rhode Island. Eastern Edison, a registered retail electric utility company, was organized under the laws of the Commonwealth of Massachusetts in 1883 and operates in southeastern Massachusetts. EUA owns directly all of the shares of common stock of Blackstone, Eastern Edison, and Newport, a retail electric utility which operates in south coastal Rhode Island. These subsidiaries are collectively referred to as the Retail Subsidiaries. Eastern Edison owns all of the permanent securities of Montaup, a generation and transmission company, which supplies electricity to Eastern Edison, Blackstone, Newport and two unaffiliated utilities for resale. EUA also owns directly all of the shares of common stock of EUA Cogenex, EUA Energy, EUA Ocean State, EUA Energy Services and EUA Service. EUA Service provides various accounting, financial, engineering, planning, data processing and other services to all EUA System companies. EUA Cogenex is an energy services company. EUA Energy invests in energy-related projects. EUA Ocean State owns a 29.9% interest in OSP's two gas-fired generating units. (See Item 2. PROPERTIES -- Power Supply.) EUA Energy Services owns an interest in a limited liability company which markets energy and energy related services. The holding company system of EUA, the Retail Subsidiaries, Montaup, EUA Service, EUA Cogenex, EUA Energy, EUA Ocean State and EUA Energy Services is referred to as the EUA System. The EUA System is organized into a business unit structure. The Core Electric Business consists of the Retail Subsidiaries and Montaup. The Energy Related Business includes EUA Cogenex, EUA Energy, EUA Ocean State and EUA Energy Services. The Corporate Business is made up of EUA and EUA Service.

General - Core Electric Business

     As of December 31, 1996, the number of regular employees in the core electric and corporate business units was 1,032. Blackstone had 106 regular non-union employees. Eastern Edison and Montaup had 303 regular employees. Newport and EUA Service employed 59 and 564, respectively, at December 31, 1996. Labor bargaining unit contracts covering approximately 142 employees of Eastern Edison in the Fall River area and of Montaup, and 55 employees of Newport expire in June 1997, March 1998 and September 1998, respectively. Relations with employees are considered to be satisfactory.

     The Core Electric Business supplies retail electric service in 33 cities and towns in southeastern Massachusetts and Rhode Island. The largest communities served are the cities of Brockton and Fall River, Massachusetts. The retail electric service territory covers approximately 595 square miles and has an estimated population of approximately 734,000. At December 31, 1996, Core Electric Business served approximately 299,000 retail customers.

     Blackstone serves a territory of about 150 square miles in portions of northern Rhode Island with a population of approximately 207,000. At December 31, 1996, Blackstone furnished retail electric service to approximately 85,000 customers in the cities of Central Falls, Pawtucket and Woonsocket, and four surrounding towns.

     Eastern Edison supplies retail electric service in 22 cities and towns in southeastern Massachusetts. The largest communities served are the cities of Brockton and Fall River, Massachusetts. The retail electric service territory covers approximately 390 square miles and has an estimated population of approximately 459,000. At December 31, 1996, Eastern Edison served approximately 182,000 retail customers.

     Newport supplies retail electric service to approximately 33,000 customers in the cities of Jamestown, Middletown, Newport, and Portsmouth, Rhode Island. The retail electric service territory covers approximately 55 square miles and has an estimated population of approximately 69,000.

     For 1996, 1995 and 1994, the Core Electric Business accounted for approximately 89%, 86% and 87%, respectively, of total operating revenues of the EUA System. The remaining balance of operating revenues during these periods were primarily attributable to EUA Cogenex.

     Montaup currently supplies the Retail Subsidiaries with nearly 100% of each company's electric requirement under FERC approved all-requirements contracts. It is anticipated, subject to regulatory approval, that Montaup will replace the all-requirements contract with a contract termination agreement that would provide Montaup recovery of its stranded costs (see
Electric Utility Industry Restructuring below).   About 48% of the net
generating capacity of the EUA System comes from a combination of the following sources: (i) wholly owned EUA System generating plants, primarily Montaup's 154 mw Somerset facility located in Somerset, Massachusetts; (ii) Montaup's net entitlement of 243 mw from the 586 mw Canal No. 2 unit, which is located in Sandwich, Massachusetts and is 50% owned by Montaup; and, (iii) entitlements from units in which Montaup has partial ownership interests (by joint ownership through tenancy-in-common or by stock ownership) that are 4.5% or less. The remaining 52% of the net generating capacity of the EUA System comes from units in which Montaup has long-term or short-term power contracts for shares ranging from 5.1% to 41.7% of the unit's capacity, including 28% of the OSP Units 1 and 2 in which EUA Ocean State has a 29.9% partnership interest, or entitlements from the Hydro-Quebec Project through NEPOOL. (See Item 2. PROPERTIES -- Power Supply for further details of the EUA System's sources of power supply).

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

     There is no competition from other electric distribution utilities within the retail territories served by the Retail Subsidiaries at this time. See Electric Utility Industry Restructuring below for a discussion of emerging competition and unbundling issues.

     At the wholesale, or supply level, Montaup faces new sources of competition in part as a result of PURPA, the Energy Policy Act and other policies being implemented by the MDPU and considered by the RIPUC relating to the solicitation of competitive proposals for new generation sources. Non-utility wholesale generators, generally known as independent power producers or IPPs, are subject to FERC regulations under the Federal Power Act as well as various other federal, state, and local regulations. PURPA was intended, among other things, to promote national energy independence and diversification of energy supply and to improve the overall efficiency of energy usage. PURPA created a class of non-utility power generation facilities called qualifying facilities or QFs. PURPA allows QFs to sell power generated by the QFs to local utilities at specified rates based on each utility's avoided cost. In order to further promote competition in energy supply, the Energy Policy Act established another class of non-utility generators, generally referred to as EWGs, which are exempt from the 1935 Act. The Energy Policy Act also increased FERC's power to order transmission access, resulting in FERC's open access transmission order and Regional Transmission Group Policy. As a complement to the federal initiatives, the MDPU and the RIPUC have implemented regulations which require utilities to integrate least-cost planning with competitive proposals to meet requirements for new generation. Both states have also approved a Memorandum of Understanding among Montaup and the Retail Subsidiaries that establishes a framework which makes possible a coordinated, regional review of the resource planning and procurement process of the EUA
System Companies.   (see Public Utility Regulation below).

     On April 24, 1996, FERC issued orders on its March 24, 1995 Notice of Proposed Rulemaking (NOPR). FERC's purpose in proposing the new rules was to encourage competition in the bulk power market. FERC's April 24th actions include:

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

     - establishing the right and a mechanism for recovery of prudently incurred stranded costs by public utilities and transmitting utilities; which arise as a result of wholesale open access;

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

     Open-access transmission tariffs for point-to-point and network service were filed with FERC by Montaup in February 1996 and became effective April 21, 1996, subject to refund, for a period of at least one year. The rates in the tariffs were the subject of a settlement agreement which was filed on June 14, 1996 and remains pending before the Commission. Montaup amended its filing in July 1996 to modify its terms and conditions in conformance with FERC's order. FERC has taken no action on these filings. These tariffs are in compliance with FERC's April 24th rulings.

     EUA remains committed to achieving a fair and equitable transition to a competitive electric utility marketplace. Montaup will face increased competition in the wholesale generating, or supply market, primarily based on price, from QFs and EWGs and in the future could be affected by such
competition supplying generation to its customers.   More recently, non-utility
power marketers have become active, engaging in new and creative power transactions. Power marketers are likely to become more prevalent in the market as transmission access opens up and opportunities arise, due to price differentials, to move power inter-regionally. See Electric Utility Industry Restructuring, "Rhode Island Utility Restructuring Act of 1996" and "Massachusetts Restructuring Settlement" for a discussion of divestiture plans of Montaup.

     The EUA System companies are members of NEPOOL, which is open to any person or organization engaged in the electric utility business such as investor-owned, municipal, and cooperative utilities as well as non-utilities and others such as brokers and marketers. The systems making up NEPOOL own or purchase the output from virtually all the generation in New England. Since the EUA System operates an integrated transmission system which, in turn, is connected to the New England 345 kv grid at three locations, NEPOOL treats the EUA System as one consolidated participant. This is consistent with the EUA System's planning and resource management perspective. The objectives of NEPOOL are: (a) to assure that the bulk power supply of New England and any adjoining areas served by participants conforms to proper standards of reliability, and (b) to attain maximum practicable economy in the bulk power supply consistent with all proper standards of reliability and to provide for equitable sharing of the resulting benefits and costs. These objectives are accomplished through joint planning, central dispatching, coordinated construction, operation, and maintenance of electric generation and transmission facilities, cooperation in environmental matters, and through effective coordination with other power pools and utilities situated in the United States and Canada.

      The NEPOOL agreement imposes obligations concerning generating capacity reserve and the right to use major transmission lines, and provides for central dispatch of the generating capacity of NEPOOL's members with the objective of achieving reliable and economical use of the region's facilities. Pursuant to the NEPOOL agreement, interchange sales to NEPOOL are made at a price approximately equal to the fuel cost for generation without contribution to the support of fixed charges. The capacity responsibilities of Montaup and the Retail Subsidiaries under the NEPOOL agreement are based on an allocated share of a New England capacity requirement which is determined for each period on the basis of certain regional reliability criteria. Because of its participation in NEPOOL, the EUA System's operating revenues and costs are affected to some extent by the operations of other members. A comprehensive review of the NEPOOL agreement was initiated in 1994 and continued until late 1996. On December 31, 1996 a restated NEPOOL agreement was filed with the FERC. The new agreement implements key changes in the operation of NEPOOL.
The major areas of change are in the formation of an Independent System Operator (ISO) and in the shifting from cost-based pricing to market-based pricing. As proposed in the new agreement, NEPOOL participants will be able to compete for sale and purchase of seven products: (1) installed capability, (2) operable capability, (3) energy, (4) 10-minute spinning reserve, (5) 10-minute non-spinning reserve, (6) 30-minute operating reserve, and (7) automatic generation control. If approved by the FERC, competition for all seven products could begin by July 1, 1997.

Electric Utility Industry Restructuring:

Unbundled Services:

     The electric industry is in a period of transition from a traditional rate
regulated environment to a competitive marketplace.   Initiatives supported by
EUA in both Massachusetts and Rhode Island provide for the functional and corporate unbundling of traditional electric utility services - generation, transmission and distribution - into separate and distinct services. The generation, or supply function will be truly competitive with customers choosing their own electricity supplier at open market prices. The transmission and distribution functions will remain regulated services. The local distribution company will retain the responsibility of providing distribution services to the ultimate electricity consumer within its franchised service territory and the transmission company will be required to provide open access, non-discriminatory transmission services to generation or supply companies. For customers who choose not to choose, the local distribution company will arrange for supply at a non-discriminatory, "standard offer" price. Distribution companies will also be providers of last resort, required to arrange for supply, at prevailing market prices, for customers who are unable to obtain a supplier of electricity.

Stranded Costs:

     "Stranded costs" represent historic costs of generation above their current economic value. In both Massachusetts and Rhode Island (see discussions below) "stranded costs" have been defined to include items such as above market net investments in generation assets, generation related regulatory assets, nuclear decommissioning and above market commitments under current power purchase contracts. It is anticipated that Montaup, the EUA System's generation company, will fully recover its "stranded costs" via a contract termination charge under a contract termination agreement which will replace the all-requirements contracts currently in force.

Rhode Island Utility Restructuring Act of 1996:

     On August 7, 1996 the Governor of Rhode Island signed into law the Utility Restructuring Act of 1996 (URA). The URA provides for customer choice of electricity supplier commencing July 1, 1997 for large manufacturing customers, certain new commercial and industrial customers, and State of Rhode Island accounts. Load accounting for no more than 10% of an electric distribution company's total kWh sales is to be released to retail access under this provision. An additional 10% of kWh sales is to be released to retail access by permitting municipal and smaller manufacturers to choose an electricity supplier commencing January 1, 1998. By July 1, 1998 or sooner, all customers will have retail access. This legislation provides for full recovery of "stranded costs" billed to distribution companies - Blackstone and Newport in the case of EUA - via a non-bypassable transition charge to ultimate electricity consumers, initially set at 2.8 cents per kWh through December 31, 2000 and divestiture of at least 15% of owned non-nuclear generating units as a
valuation basis for mitigation of stranded cost recovery.   The  net costs of
above-market generation assets and regulatory assets will be recovered, with a return, through the fixed component of the transition charge from July 1, 1997 through December 31, 2009. The initial return on equity will be set at one percentage point plus the average return on BBB rated long term utility bonds issued during the six month period ended December 31, 1996. Upon completion of required divestiture, the return on equity will be that allowed to the wholesale power supplier's affiliated distribution company as of December 31, 1995, which is approximately 11.4% for both Blackstone and Newport. The variable component of the transition charge will recover, on a reconciling basis, among other things, nuclear decommissioning and above market purchased power commitments from July 1, 1997 through the life of the respective unit or contract.

     The URA also provides for, among other things, commitments to demand side management initiatives and renewables, low income customer protections and performance based regulation for electric distribution companies. Under performance based regulation, rates are set for a specified period - two years, under the URA - during which the utility is encouraged to manage its costs prudently to earn a premium profit while being penalized for not achieving specific agreed-upon regulated performance objectives. Utility returns, or earnings, would be subject to a guaranteed floor of 6% and a ceiling of approximately 12% for Blackstone and Newport. Utilities which manage well can keep some of their savings; those that manage poorly are penalized by lower earnings and/or pre-determined penalty charges.

     The implementation of the URA will require approvals from applicable regulatory agencies, including FERC, the RIPUC, and the SEC. EUA believes that the URA settles much of the uncertainty regarding "stranded cost" recovery related to serving the customers of Blackstone and Newport.

     In February 1997, Blackstone , Newport and Montaup reached a settlement with the RIDPUC and the Rhode Island Attorney General. The settlement, to be formally submitted to the RIPUC in March 1997, complies with the URA and is similar in many respects to the settlement negotiated in Massachusetts, described below, including an immediate 10% rate reduction and the filing of a plan to divest all of Montaup's generating assets.

Massachusetts Restructuring Settlement:

     On December 23, 1996, Eastern Edison and Montaup Electric reached an agreement in principle with the Attorney General of Massachusetts and the Massachusetts Division of Energy Resources on a plan which would allow retail customers to choose their supplier of electricity in 1998 and provide Eastern Edison and Montaup full recovery of "stranded costs," which are prudently incurred embedded costs they would have been entitled to recover but cannot because of competitive market pressures. A formal plan is expected to be filed for approval with the MDPU in March of 1997.

     The agreement envisions that all of Eastern Edison's customers will have the ability to choose an alternative supplier of electricity beginning on January 1, 1998. Until a customer chooses an alternative supplier, that customer would receive "Standard Offer" service which would be priced to guarantee that customer at least a ten percent savings from today's electricity prices. Eastern Edison would be required to arrange for "Standard Offer" service and would purchase power for "Standard Offer" service from suppliers
through a competitive bidding process.   The agreement is also designed
to achieve full divestiture of Montaup's generating assets via implementation of a plan, to be submitted to the MDPU by July 1, 1997, that would require (1) separation by Montaup of its generating and transmission businesses and (2) full market valuation and sale of all generating assets through an auction or equivalent process, to be conducted by an independent third party.

     Upon the commencement of retail choice in Massachusetts, Montaup's wholesale contract with Eastern Edison would be terminated. In return, the cost of Montaup's above market, embedded generation commitments to serve Eastern Edison's customers would be recovered, with a return, through a non-bypassable transition access charge to all Eastern Edison customers. The transition access charge would be reduced by the fair market value of Montaup's generating assets as determined by selling, spinning off, or otherwise disposing of such generating facilities.

     Embedded costs associated with generating plants and regulatory assets would be recovered, with a return, over a period of 12 years, with an initial return on equity of 8.92 percent. Purchased power contracts and nuclear decommissioning costs would be recovered as incurred over the life of those obligations, a period expected to extend beyond 12 years. The initial transition access charge would be set at 3.04 cents per kWh through December 31, 2000, and is expected to decline thereafter. As the transition access charge declines during the twelve-year transition period, Montaup would earn mitigation incentives in the form of additional cash revenues which would effectively increase its return on equity above the initial 8.92 percent.

     The agreement  also establishes performance-based regulation for Eastern
Edison.   Under the agreement, Eastern Edison's distribution rates would be frozen until December 31, 2000. Subsequent to the commencement of retail choice, Eastern Edison's annual return on equity would be subject to a floor of 6 percent and a ceiling of 11.75 percent. If Eastern Edison's return on equity so calculated is below 6 percent, it would be authorized to increase its rates to provide sufficient revenues to increase Eastern Edison's return on equity to 6 percent. If Eastern Edison's calculated return is above 11 percent, it would be required to reduce its rates by an amount necessary to reduce its calculated return on equity between 11 and 12.5 percent by 50 percent and the earnings above 12.5 percent by 100 percent. No adjustment would be made if the calculated return on equity falls between 6 percent and 11 percent.

     In addition to MDPU approval of the formal plan, implementation of the plan is also subject to the approval of FERC. Any disposition of generation assets would also require the approval of the SEC under the 1935 Act.

     While removing much of the uncertainty about how EUA will be impacted by Electric Utility Restructuring, the agreements, if approved, are expected to have an estimated negative impact on EUA System earnings in 1998 of between 10% to 12%.

Other:

     Historically, electric rates have been designed to recover a utility's full costs of providing electric service including recovery of investment in plant assets, known as cost-of-service rate making. Also, in a regulated environment, electric utilities are subject to certain accounting rules that are not applicable to other industries. These accounting rules allow regulated companies, in appropriate circumstances, to establish regulatory assets and liabilities, which defer the current financial impact of certain costs that are expected to be recovered in future rates. The SEC has raised issues concerning the continued applicability of these standards with certain other electric utilities in other states facing restructuring. EUA believes that its Core Electric operations continue to meet the criteria established in these accounting standards.

     However, the potential exists that the final outcome of state and federal agency determinations could result in EUA no longer meeting the criteria of certain accounting standards which could trigger the discontinuance of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS71). Should it be required to discontinue the application of FAS71, EUA would be required to take an immediate write down of the affected assets in accordance with FAS101, "Accounting for the Discontinuation of Application of FAS71."

     In addition, if legislative or regulatory changes and/or competition result in electric rates which do not fully recover the company's costs, a write-down of plant assets could be required pursuant to Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (FAS121) issued in March 1995.

     EUA occasionally makes forward-looking projections of expected future performance or statements of our plans and objectives. These forward-looking statements may be contained in filings with the SEC, press releases and oral statements. Actual results could differ materially from these statements. Therefore, no assurances can be given that such forward-looking statements and estimates will be achieved.

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

     EUA Cogenex is compensated for these services primarily through energy services agreements in which EUA Cogenex and the customer who occupies or owns a facility agree upon a prescribed base year and a set of savings calculations. EUA Cogenex then receives payments based on a portion of the savings that result from the installation and maintenance of the energy efficient equipment in the facility. Some of EUA Cogenex revenues under these agreements are dependent upon the actual achievement of energy savings. In addition, EUA Cogenex participates in demand side management (DSM) programs sponsored by electric utilities as a means to decrease both base load and peak demand on the utilities' systems. In utility DSM programs, EUA Cogenex contracts with the utility and its commercial and industrial customers in order to decrease the overall demand on the utility system or to reduce peak demand, curtailing the need for costly capacity additions. EUA Cogenex contracts for utility DSM programs through a bidding process or participates in the utility's "Standard Offer Program." EUA Cogenex also may, from time to time, acquire existing DSM contracts or energy services agreements, or the benefits from those contracts from other energy services companies.

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

     Difficulties in turning project proposals into signed contracts, the virtual elimination of utility sponsored DSM programs and the termination of the AYP Capital and Westar joint ventures hampered EUA Cogenex's 1996 earnings. As a result, a write-off of certain start-up costs of abandoned joint ventures, and expenses related to certain project proposals along with a reduction in carrying value of certain on-going projects necessitated by current market conditions resulted in a $5.9 million pre-tax ($3.7 million after-tax or 18 cents per share) charge to earnings in the second quarter of 1996.

     In an effort to revitalize its sales activity, EUA Cogenex has replaced virtually all of its sales staff with individuals possessing more experience and proven sales capability in the energy efficiency market. EUA Cogenex also reduced its year-end 1995 employee level by 22% through a combination of attrition and a 1996 year-end workforce reduction. While EUA believes that the energy efficiency market still provides a viable business opportunity for EUA Cogenex, it will be important for EUA Cogenex to improve the performance of its sales activity.

     EUA Cogenex also operates a lighting services division, EUA Nova, and a controls division, EUA Day. EUA Cogenex restructured its Nova Division in 1996 because of changing market conditions. EUA Nova provides lighting products designed to achieve an efficiency gain through the integration of various lamp, ballast and light reflector products. EUA Day, is primarily engaged in the business of customization, installation and servicing of building temperature control systems, monitoring and verification systems and process control systems for the purpose of energy conservation. These systems are primarily designed for regulating lighting and heating, ventilation and air-conditioning, but can also simultaneously be used for security surveillance, building entry and exit, equipment monitoring and air quality monitoring.

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

     In 1995, EUA Cogenex acquired certain energy services assets of Citizens Conservation Corporation with headquarters in Boston, Massachusetts in exchange for preferred stock of a newly formed subsidiary of EUA Cogenex, EUA Citizens Conservation Services, which will utilize those assets. EUA Citizens Conservation provides energy conservation services to the public and private
multi-family housing sector.   EUA Cogenex also acquired the Highland Energy
Group, an energy services company in Boulder, Colorado in exchange for common shares of EUA. Highland provides energy conservation services in Colorado, Texas, Ohio, North Carolina and certain mid-western states. In early 1996, EUA Cogenex announced a proposed joint venture with Monenco-Agra of Canada to provide similar services in Canada.

     At December 31, 1996, EUA Cogenex employed 213 persons in its operations.

     EUA Cogenex's competition is comprised primarily of the manufacturers and distributors of the energy efficiency equipment which it installs, other utility-owned energy services companies, engineering consulting firms and from financial institutions who provide capital to finance energy efficiency projects.

     The potential deregulation of the electric utility industry may have an effect on EUA Cogenex. Electric industry deregulation may present new markets and opportunities in which EUA Cogenex may participate. However, some electric utilities have, or announced plans to establish, subsidiaries that will compete directly with EUA Cogenex. In addition, the move toward electric industry deregulation has also resulted in a reduction of electric utility sponsored DSM programs which has resulted in a reduction of EUA Cogenex's revenues.

     As of December 31, 1996, EUA Cogenex participated in five partnerships.
It is the managing general partner in all of the partnerships and has limited partnership interest in certain of the partnerships. EUA Cogenex has provided virtually all of the capital to the partnerships and is generally entitled to a return of, and on, this capital before any significant partnership distribution is made to the other general partners. All partnerships and their customers are subject to the same selection and screening process to establish acceptable credit quality.

     The rates charged by EUA Cogenex to customers through its energy service agreements are not subject to the jurisdiction of any regulatory agency.

     The following table sets forth the amounts of revenues, pre-tax income, net earnings and identifiable assets attributable to the consolidated operations of EUA Cogenex:

                                        Year Ended December 31,
                                      1996         1995          1994
  (In Thousands)
Operating Revenues                 $ 56,317      $ 79,499     $  74,480
Pre-tax (Loss) Income              $(10,186)(1)  $(13,885)(2) $   7,266
Net (Loss) Earnings                $ (6,522)(1)  $ (7,904)(2) $   4,171
Total Assets                       $195,161      $199,115     $ 211,310


(1) Includes pre-tax charge of $5.9 million $3.7 million after-tax, related to the June 1996 write down of certain project costs.
(2) Includes pre-tax charge of $18.1 million, $10.5 million after-tax, related to discontinuance of cogeneration operations.

     See Note I - Financial Information by Business Segment, of Consolidated Financial Statements contained in the EUA's Annual Report to Shareholders for the year ended December 31, 1996 (Exhibit 13-1.03 filed herewith).

Construction

Construction Program - EUA:

     The EUA System's cash construction expenditures for the year ended December 31, 1996 were approximately $62.7 million.

     Planned cash construction expenditures for 1997, 1998 and 1999 as set forth below, are estimated to total $207.6 million.

                                      EUA SYSTEM CONSTRUCTION PROGRAM
                                             (In Thousands)

                             1997        1998        1999     3-Yr. Total


Generation                 $  7,290  $    (a)     $     (a)      $  7,290
Transmission                  2,002       996          791          3,789
Distribution                 14,362    15,143       15,598         45,103
General                        (177)      445          459            727
Total Utility Construction
  Requirements               23,477    16,584       16,848         56,909
EUA Cogenex Capital
  Requirements               34,637    41,500       49,800        125,937
EUA Energy Investment
 Capital Requirements        15,257     5,219        4,287         24,763
Total                      $ 73,371  $ 63,303     $ 70,935       $207,609

(a) As discussed under Electric Utility Industry Restructuring "Rhode Island Utility Restructuring Act of 1996" and "Massachusetts Restructuring Settlement," to the extent that Montaup disposes all its generation assets, no capital additions would be required.

Construction Program - Blackstone:

      Blackstone's cash construction expenditures for the year ended December 31, 1996 were approximately $4.2 million, related primarily to its electric distribution system.

      Planned cash construction expenditures for 1997, 1998 and 1999, as set forth below, are estimated to total $13.1 million.

                               BLACKSTONE CONSTRUCTION PROGRAM
                                      (In Thousands)

                         1997         1998        1999     3-Yr. Total
Transmission           $   437       $  230     $  237       $   904
Distribution             3,673        4,098      4,221        11,992
General                     48           63         65           176
  Total                $ 4,158       $4,391     $4,523       $13,072


Construction Program - Eastern Edison:

      Eastern Edison's cash construction expenditures for the year ended December 31, 1996 were approximately $26.0 million.

      Cash construction expenditures of Eastern Edison and Montaup for 1997, 1998 and 1999 as set forth below, are estimated to total $36.0 million.

                         EASTERN EDISON CONSTRUCTION PROGRAM
                               (In Thousands)
                    1997               1998              1999                      3-Yr. Total
              Eastern            Eastern           Eastern            Eastern
              Edison    Montaup  Edison   Montaup  Edison    Montaup  Edison   Montaup  Combined
Generation    $         $7,284   $         $ <F1>  $         $ <F1>   $         $7,284    $7,284
Transmission     879       566       408     350       420     125      1,707    1,041     2,748
Distribution   8,792               9,070             9,343             27,205             27,205
General         (687)     (650)       58                60               (569)    (650)   (1,219)
Total         $8,984    $7,200   $ 9,536   $ 350   $ 9,823   $ 125    $28,343   $7,675   $36,018

<F1> As discussed under Electric Utility Industry Restructuring "Rhode Island
     Utility Restructuring Act of 1996" and "Massachusetts Restructuring Settlement," to the extent that Montaup disposes all its generation assets, no capital additions would be required.

Fuel for Generation

     The Retail Subsidiaries currently rely primarily on power purchased from Montaup to meet their electric energy requirements (See Electric Utility Industry Restructuring above). Power purchases are arranged on a system basis, by Montaup, under which power is made available to the EUA System and allocated to the Retail Subsidiaries in accordance with their peak requirements.

     The rates charged by Montaup for power sold to the Retail Subsidiaries are those on file with FERC and are substantially the same as those charged by
Montaup for power sold to its unaffiliated customers.   Changes in the cost to
Montaup of power from units in which it has interests are reflected in the cost of power purchased by the Retail Subsidiaries. The Retail Subsidiaries recover their cost of fuel and purchased power through the operation of revenue adjustment clauses which are designed to provide timely recovery of such costs.

     For 1996, the EUA System's sources of energy, by fuel type, were as follows: 31% gas, 29% nuclear, 20% oil, 15% coal and 5% other. During 1996, Montaup had an average inventory of 56,944 tons of coal for its steam generating unit at the Somerset Station, the equivalent of 68 days' supply (based on average daily output at 80% capacity factor for the coal unit (see
Item 2. PROPERTIES -- Power Supply)). The cost of coal averaged about $49.90 per ton in 1996 which is equivalent to oil at $12.16 per barrel. This was the same as 1995. Montaup coal is under contract, and coal prices have historically been very stable. Montaup also maintained an average inventory of Nos. 2 and 6 oil of 2,102 barrels and 45,070 barrels, respectively. These fuels are used for start-up and flame stabilization for Montaup's steam generating unit. The cost of Nos. 2 and 6 oil averaged $22.27 per barrel and $17.19 per barrel in 1996, respectively. Montaup also maintained an average inventory of jet oil of 3,573 barrels at an average cost per barrel of $25.83 during 1996 for its two peaking units at the Somerset Station.

     Montaup has a two year purchase order effective through December 1998 with a coal producer. Barge and rail agreements for coal transportation are also in place through 1998. The 1996 year-end coal inventory of approximately 82,000 tons is all 0.6% to 0.7% sulfur coal which is compliant with Clean Air Act requirements.

     Canal Electric Company (Canal), on behalf of itself, Montaup and others has contracts with a supplier for up to 100% of the fuel-oil requirements of Canal Unit Nos. 1 and 2 for the period ending December 31, 1997 with an option of extending the contracts through March 31, 1998. The current contracts permit up to 35% of fuel oil purchases in the spot market. Fuel prices are based on oil market posting at the time of delivery. For 1996, the cost of oil per barrel at Canal averaged $18.67. Additionally, Canal has a contract with a gas supplier for approximately 70% of Canal 2's daily gas requirements. Canal 2 completed its gas conversion and testing in September 1996. The unit is now able to burn gas, oil, or a blend of the two fuels. Economics, generation and supply will determine actual fuel type usage.

     Montaup's costs of fossil and nuclear fuels for the years 1994 through 1996, together with the weighted average cost of all fuels, are set forth below:

                                              Mills* per kWh
                                           1996   1995     1994

      Nuclear   . . . . . . . . .          5.0     6.3      6.1
      Gas       . . . . . . . . .         14.4    14.3     14.1
      Coal      .  . . . . . . . .        19.6    20.3     20.9
      Oil       . . . . . . . . .         37.7    30.2     27.1
      All fuels . . . . . . . . .         16.7    16.7     14.5

                                     *One Mill is 1/10 of one cent

     The rate schedules of Montaup and the Retail Subsidiaries are designed to pass on to customers the increases and decreases in fuel costs and the cost of purchased power, subject to review and approval by appropriate regulatory authorities (see Rates below).

     OSP has two gas supply contracts which expire December 14, 2009 and September 29, 2010, respectively, for its two 250 mw generators. The cost of gas for 1996 averaged $1.20 per MBTU or approximately 10.0 mills per kWh generated.

     The owners (or lead participants) of the nuclear units in which Montaup has an interest have made, or expect to make, various arrangements for the acquisition of uranium concentrate, the conversion, enrichment, fabrication and utilization of nuclear fuel and the disposition of that fuel after use. The owners (or lead participants) of United States nuclear units have entered into contracts with the DOE for disposal of spent nuclear fuel in accordance with the NWPA. The NWPA requires (subject to various contingencies) that the federal government design, license, construct and operate a permanent repository for high level radioactive wastes and spent nuclear fuel and establish a prescribed fee for the disposal of such wastes and nuclear fuel. The NWPA specifies that the DOE provide for the disposal of such waste and spent nuclear fuel starting in 1998. Objections on environmental and other grounds have been asserted against proposals for storage as well as disposal of spent nuclear fuel. The DOE now estimates that a permanent disposal site for spent fuel will not be ready to accept fuel for storage or disposal until as late as the year 2010. Montaup owns a 4.01% interest in Millstone III and a 2.9% interest in Seabrook I. Northeast Utilities, the operator of the units, indicates that Millstone III has sufficient on-site storage facilities which, with rack additions, can accommodate its spent fuel for the projected life of
the unit.   At the Seabrook Project, there is on-site storage capacity which, with rack additions, will be sufficient to at least the year 2011.

     The Energy Policy Act of 1992 requires that a fund be created for the decommissioning and decontamination of the DOE uranium enrichment facilities. The fund will be financed in part by special assessments on nuclear power plants in which Montaup has an interest. These assessments are calculated based on the utilities' prior use of the government facilities and have been levied by the DOE, starting in September 1993, and will continue over 15 years. This cost is passed on to the joint owners or power buyers as an additional fuel charge on a monthly basis and is currently being recovered by Montaup through fuel rates and will be collected through the contract termination charge.

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

     Nuclear units in the United States have been subject to widespread criticism and opposition. Some nuclear projects have been cancelled following substantial construction delays and cost overruns as the result of licensing problems, unanticipated construction defects and other difficulties. Various groups have by litigation, legislation and participation in administrative proceedings sought to prohibit the completion and operation of nuclear units and the disposal of nuclear waste. In the event of cancellation or shutdown of any unit, NRC regulations require that it be decontaminated of any residual radioactivity sufficiently so that the property may be released for unrestricted use. The cost of such decommissioning, depending on the circumstances, could substantially exceed the owners' investment at the time of cancellation.

     Joint owners of nuclear projects are subject to the risk that one of their number may be unable or unwilling to finance its share of the project's costs, thus jeopardizing continuation of the project. Also, the continuing public controversy concerning nuclear power could affect the operating units in which Montaup has an interest. While management cannot predict the ultimate effect of such controversy, it is possible that it could result in the premature shutdown of one or more of the units.

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

Decommissioning:

     Both of the operating nuclear generating companies in which Montaup has an equity ownership interest (see Item 2. PROPERTIES -- Power Supply) have developed their estimates of the cost of decommissioning its unit and have received the approval of FERC to include charges for the estimated costs of decommissioning its unit in the cost of energy which it sells. From time to time, these companies re-estimate the cost of decommissioning and apply to FERC for increased rates in response to increased decommissioning costs. Maine Yankee has filed a decommissioning financing plan under a Maine statute which requires the establishment of a decommissioning trust fund. That statute also provides that if the trust has insufficient funds to decommission the plant, the licensee (Maine Yankee) is responsible for the deficiency and, if the licensee is unable to provide the entire amount, the "owners" of the licensee are jointly and severally responsible for the remainder. The definition of "owner" under the statute includes Montaup and may include companies affiliated with Montaup. The applicability and effect of this statute cannot be determined at this time. Montaup would seek to recover through its rates any payments that might be required (see "Yankee Atomic", and "Connecticut Yankee" below).

     Montaup is recovering through rates its share of estimated decommissioning costs for Millstone III and Seabrook I. Montaup's share of the current estimate of total costs to decommission Millstone III is $18.6 million in 1996 dollars, and Seabrook I is $13.1 million in 1996 dollars. These figures are based on studies performed for the lead owners of the plants. In addition, pursuant to contractual arrangements with other nuclear generating facilities in which Montaup has an equity ownership interest or life of the unit entitlement, Montaup pays into decommissioning reserves. Such expenses are currently recoverable through rates.

Yankee Atomic:

     On February 26, 1992, Yankee Atomic announced that it would permanently cease power operation of Yankee Rowe and began preparing for an orderly decommissioning of the facility. Montaup has a 4.5% equity ownership in Yankee Atomic with a book value of approximately $1.1 million at December 31, 1996. Under the terms of its purchased power contract with the facility, Montaup must pay its proportionate share of unrecovered costs and expenses incurred after the plant is retired. In December 1992, Yankee Atomic received FERC authorization to recover essentially all unrecovered assets and all costs incurred after the February 26, 1992 shutdown decision until the plant is decommissioned. Montaup's share of all unrecovered assets and the total estimated costs to decommission the unit aggregated approximately $7.8 million at December 31, 1996.

Connecticut Yankee:

     Connecticut Yankee, a 582-mw nuclear unit, was taken off-line in July 1996 because of issues related to certain containment air recirculation and service water systems. Montaup has a 4.5% equity ownership in Connecticut Yankee with a book value of $4.8 million at December 31, 1996.

     In October 1996, Montaup, as one of the joint owners, participated in an economic evaluation of Connecticut Yankee which recommended permanently closing the unit and replacing its output with less expensive energy sources. As a result of the analysis, work at the plant had slowed pending a final board decision. In December 1996, the Board of Directors voted to retire the generating station. Connecticut Yankee certified to the NRC that it had permanently closed power generation operations and removed fuel from the reactor. Connecticut Yankee has two years to submit its decommissioning plan to the NRC. The preliminary estimate of the sum of future payments for the permanent shutdown, decommissioning, and recovery of the remaining investment in Connecticut Yankee, is approximately $758 million. Montaup's share of the total estimated costs is $34.1 million.

Recent NRC Actions:

  Millstone III

     Montaup has a 4.01% ownership interest in Millstone III, an 1154-mw nuclear unit that is jointly owned by a number of New England utilities, including subsidiaries of Northeast Utilities (Northeast). Northeast is the lead participant in Millstone III, and on March 30, 1996, Northeast determined it was necessary to shut down the unit following an engineering evaluation which determined that four safety-related valves would not be able to perform their design function during certain postulated events.

     The NRC has raised numerous issues with respect to Millstone III and certain of the other nuclear units in which Northeast and its subsidiaries, either individually or collectively, have the largest ownership shares, including Connecticut Yankee (see "Connecticut Yankee" above).

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

     While Millstone III is out of service, Montaup will incur incremental replacement power costs estimated at $0.4 million to $0.8 million per month. Montaup bills its replacement power costs through its fuel adjustment clause, a wholesale tariff jurisdictional to the FERC. However, there is no comparable clause in Montaup's FERC-approved rates which at this time would permit Montaup to recover its share of the incremental operation and maintenance costs incurred by Northeast.

     EUA cannot predict the ultimate outcome of the NRC inquiries or the impact which they may have on Montaup and the EUA system. Montaup is also evaluating its rights and obligations under the various agreements relating to the ownership and operation of Millstone III.

  Maine Yankee

     On June 7, 1996, the NRC commissioned an independent Safety Assessment Team to assess the conformance of the Maine Yankee Atomic Power Station to its design and licensing basis. Montaup holds a 4.0% ownership interest in the Maine Yankee Unit.

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

     In December, 1996 the unit was shut down for inspections and repairs to resolve cable-separation and associated issues. While the plant has been out of service, Maine Yankee, having previously detected indications of minor leakage in a small number of the plant's 38,000 fuel rods, used the opportunity to inspect the Plant's 217 fuel assemblies. As a result of the inspection, Maine Yankee determined that several fuel assemblies that contained leaking
rods should be replaced and has commenced that process.   On January 29, 1997
the NRC announced that it had placed the unit on its "watch list." The operator expects the Plant to remain out of service until the fuel-assembly replacement and a thorough inspection of the Plant's electrical cabling are completed and associated issues resolved, and restarting the Plant is approved by the NRC. The operator cannot now predict how long it will take to complete those processes.

     In February 1997, Maine Yankee and Entergy Nuclear, Inc. signed a contract for Entergy to provide management services including plant operations at the Maine Yankee plant through September 1997. Maine Yankee and Entergy have been discussing the possibilities of a longer term contract.

  General

     Recent actions by the NRC, some of which are cited above, indicate that the NRC has become more critical and active in its oversight of nuclear power plants.

     EUA is unable to predict at this time, what, if any, ramifications these NRC actions will have on any of the other nuclear power plants in which Montaup has an ownership interest or power contract.

Public Utility Regulation

     Eastern Edison and Montaup are subject to regulation by the MDPU with respect to the issuance of securities, the form of accounts, and in the case of Eastern Edison, rates to be charged, services to be provided, and other matters. Blackstone and Newport are subject to regulation in numerous respects by the RIPUC and the RIDPUC, including matters pertaining to financing, sales and transfers of utility properties, accounting, rates and service. In addition, by reason of its ownership of fractional interests in certain facilities located in other states, Montaup is subject to limited regulation in those states. See Electric Utility Industry Restructuring.

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

     The MDPU and RIPUC have approved a Memorandum of Understanding (MOU) between Eastern Edison, Blackstone, Newport and Montaup. The MOU establishes a framework for a coordinated, regional review of the resource planning and procurement process of those companies. It is based on the assumption that resource planning and procurement by a regional electric company may be implemented more effectively under a coordinated, consensual review process involving the EUA retail companies and the state public utility commissions to which the EUA retail companies are subject. Pursuant to the terms of the MOU, at least every two years Montaup and Eastern Edison will file with the MDPU and Blackstone and Newport will file with the RIPUC an integrated resource plan concurrently. The MOU outlines a mechanism and a timetable by which the reviews by the two commissions will be coordinated and any inconsistencies among the decisions by the state commissions will be resolved.

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

     See Rates with respect to regulation of rates charged to customers. See Environmental Regulation. See Fuel for Generation with respect to the disposal of spent nuclear fuel. See Environmental Regulation of Nuclear Power and see Nuclear Power Issues with respect to regulation of nuclear facilities by the NRC. See also Electric Utility Industry Restructuring.

Rates

     Rates charged by Montaup (which sells power only for resale) are subject to the jurisdiction of FERC. The rates for services rendered by the Retail Subsidiaries for the most part are subject to approval by and are on file with the MDPU in the case of Eastern Edison and with the RIPUC in the case of Blackstone and Newport. For the 12 months ended December 31, 1996, 62% of EUA's consolidated revenues were subject to the jurisdiction of FERC, 15% to that of the MDPU and 12% to that of the RIPUC. The remaining 11% of consolidated revenues are not subject to jurisdiction of utility commissions. For the twelve months ended December 31, 1996, 80.6% of Eastern Edison's consolidated revenues were subject to the jurisdiction of the FERC and 19.4% to MDPU. Additionally, rates charged by OSP are subject to the jurisdiction of FERC. All OSP (Unit 1 and Unit 2) power contracts have been approved by FERC. However, pursuant to the OSP unit power agreements, rate supplements are required to be filed annually subject to FERC approval. This process may result in rate increases or decreases to OSP power purchasers.

     Recent general rate increases (reduction) for Montaup and the Retail Subsidiaries are as follows
(In Thousands):

                         Applied For             Effective<F1>          Return on
                      Annual                     Annual                 Common
                      Revenue       Date         Revenue        Date    Equity %
Federal
   - Montaup
    M-14              $ (10,133)   3/21/94       $(13,992)     8/9/94<F2> 11.10 <F3>

Massachusetts
                          None

Rhode Island
  - Blackstone
    RIPUC - 2045
          - Phase III       353    11/1/94<F4>          353    1/1/95
          - Phase IV        152   10/23/95<F5>          152    1/1/96
    RIPUC - 2498          3,094   11/15/96<F6>        2,821    1/1/97

  - Newport
    RIPUC - 2045
          - Phase III       417    11/1/94<F4>          417    1/1/95
          - Phase IV        179   10/23/95<F5>          179    1/1/96
        RIPUC - 2498      1,437   11/15/96<F6>        1,425    1/1/97
____________________

Notes:
     <F1> Per final order or settlement agreement.
     <F2> Settlement Agreement with all parties with an annual reduction of
          $13,992,000 with billing credits to Middleboro over the period January
          1995 through October 1999 totaling $496,000.
     <F3> Rate used for AFUDC calculation purposes.  Settlement contains no specific finding on allowed common equity return.
     <F4> RIPUC Docket No. 2045 was a generic docket for all Rhode Island utilities reviewing FAS106 expenses.  The effective amount represents the revenue requirement for one-third of the tax deductible amount of the FAS106 expenses (see Rhode Island Proceedings below).  As this was a single issue proceeding, the RIPUC made no revisions to the allowed return on common equity.
     <F5> The revenue requirement represents 14.3% of the total FAS106 incremental tax deductible amount to be recovered in each of the next seven years.
          This annual revenue requirement recovers, over seven years, the FAS106 incremental tax deductible costs which were deferred by the companies in
          Phases I&II and will be eliminated after the seven-year recovery.
     <F6> The revenue requirement represents the compliance with R.I.G.L., 39-1-27.4 to file performance based rates reflecting the change in the Consumer Price
          Index for the most recent 12 months ended September 30, 1996.

FERC Proceedings:

     On May 21, 1994 Montaup filed a rate application with FERC to reduce annual revenues by $10.1 million. This request was intended to match more closely Montaup's revenues with its decreasing cost of doing business resulting from, among other things, a reduced rate base, lower capital costs and successful cost control efforts. The application also included a request for recovery of all of Montaup's FAS106 expenses as provided in FERC's generic order of December 1992, including a five-year amortization of previously deferred FAS106 costs. Also incorporated in this filing was a request to make Newport an all requirements customer of Montaup. Settlement agreements were certified by FERC with all intervenors with an annual base rate reduction of approximately $14 million annually, (inclusive of the filed $10.1 million reduction) effective as of August 1994.

     On February 20, 1996, Montaup filed an application with FERC for network and point-to-point transmission service tariffs. FERC required this tariff application before granting a concurrent application of Duke/Louis Dreyfus Energy Services (New England) L.L.C. for permission to charge market based rates.

     On July 9, 1996 Montaup refiled the application to conform with FERC open access terms and conditions. On January 21, 1997 the application was refiled to conform with the NEPOOL open access tariff. FERC has not yet acted upon the filings.

Massachusetts Proceedings:

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

     In December 1994, the MDPU approved a request made by Eastern Edison to recover through a reconciling adjustment factor a portion of "lost base revenues." Lost base revenue represents amounts the company would have collected if it had not offered demand-side management and conservation and load management programs to its customers.

     On September 20, 1994, the MDPU issued a notice of inquiry and order seeking comments on incentive regulation (MDPU 94-58). The inquiry was to focus on incentive regulation, sometimes referred to as performanced-based regulation, to replace in whole or in part its existing cost-of-service/rate-of-return regulatory framework. Comments were filed by Eastern Edison and other interested persons. On February 24, 1995, the MDPU issued an order relating to implementation of incentive regulation. In the order, the MDPU strongly encouraged all jurisdictional electric utilities to devise and propose incentive plans. The objective of incentive regulation is to "provide market-place benefits to consumers through (1) more efficient utility operations, (2) stronger utility incentives for better cost control, and (3) enhanced opportunities for lower rates." While no timetable was specified, the MDPU stated the largest utilities should commence the incentive plan design process as soon as possible. EUA cannot predict what effect, if any, the MDPU's order will have on the EUA System. However, Eastern Edison's December 23, 1996 settlement agreement with Massachusetts Department of Energy Resources and that State's Attorney General, expected to be formally submitted to the MDPU in March 1997, contains performance based regulation standards. (See Electric Utility Industry Restructuring under "Massachusetts Restructuring Settlement" above).

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

     The MDPU established a specific schedule for restructuring proposals. Massachusetts Electric Company, Boston Edison Company, and Western Massachusetts Electric Company were required to file their settlements and proposals by February 16, 1996. The remaining electric utilities are required to file their settlements and proposals within three months of the issuance of MDPU orders related to the restructuring proposals of the former three companies. Companies are required to file the following information: (1) a plan for moving from the current regulated industry structure to a competitive generation market and to increased customer choice; (2) illustrative rates and supporting information that indicate unbundled charges for generation, distribution, transmission, and ancillary services; (3) an identifiable charge reflective of the level of stranded costs to be recovered with all necessary supporting information; and (4) a plan for incentive regulation in the transmission and distribution systems. Eastern Edison filed its restructuring plan on February 16, 1996 which was assigned MDPU Docket No. 96-24. A public hearing was held on March 6, 1996. See Electric Utility Industry Restructuring under "Massachusetts Restructuring Settlement" for a discussion of the December 23, 1996 settlement among Eastern Edison, Montaup, Massachusetts Department of Energy Resources and the Massachusetts Attorney General. A formal settlement plan under Docket No. 96-24 is expected to be filed with the MDPU in March 1997.

     On December 30, 1996 the MDPU issued its Model Rules in Docket # 96-100, the second phase of its investigation of the restructuring of the electric utility industry in Massachusetts and proposed legislation for consideration by the Massachusetts Legislature that would provide the MDPU with the mandate to implement these rules. The MDPU has indicated that its overall goal is to develop an efficient industry structure and regulatory framework that minimizes costs to consumers while maintaining safe and reliable electric service with minimum impact on the environment. Consistent with the overall goal, the Model Rules provide for, among other things:

     - customer choice of electricity supplier with local distribution companies guaranteeing default service including continuation of low income protections and discounts;

     - independent central regional transmission system operator;

     - non-discriminatory open access transmission;

     - functional separation of distribution, generation and transmission;

     - distribution services remain a regulated monopoly;

     - commitment to significant environmental improvement;

     - funding mechanism to provide financial support for renewable and emerging technologies and continuation of demand-side management programs;

     - reasonable opportunity for recovery of stranded costs; and

     - standards of conduct for distribution companies and their competitive affiliates.

     While Eastern Edison believes that its December 23, 1996 agreement with the Attorney General and the Division of Energy Resources is consistent with the requirements of these Model Rules, it is of the opinion that the MDPU has the authority to approve the agreement without the need of additional legislation or officially promulgating these Model Rules. See Electric Utility Industry Restructuring, under "Massachusetts Restructuring Settlement," with respect to settlement negotiations.

Rhode Island Proceedings:

     On April 7, 1992, the RIPUC initiated generic Docket No. 2045 pertaining to the FAS106 issue for all Rhode Island utility companies. On June 26, 1992, Newport and Blackstone filed proposed rate increases to reflect the impact of FAS106 of approximately $1.3 million and $2.7 million, respectively. An order was issued on December 11, 1992 granting recovery of a tax deductible amount of FAS106 phased into rates over a three-year period with the initial one-third to be recovered no earlier than the first fiscal year beginning after December 15, 1992, and the deferrals of the first two years recovered in rates over the seven-year period following the three-year phase-in. On December 21, 1992, Newport and Blackstone filed compliance rates representing phase one of the three-year phase-in. The Phase I revenue requirement, representing one third of the incremental FAS106 tax deductible amount for Blackstone and Newport was calculated to be $353,000 and $417,000, respectively. Phase II compliance was filed November 1, 1993. The revenue requirement, representing two thirds of the incremental FAS106 tax deductible expense for Blackstone and Newport was calculated to be $706,000 and $834,000, respectively. Phase III compliance was filed November 1, 1994. The revenue requirement, representing the full phase-in of the incremental FAS106 tax deductible expense for Blackstone and Newport were calculated to be $1,059,000 and $1,251,000, respectively. Phase IV compliance was filed on October 23, 1995, recovering deferred amounts over 7 years, 14.3% each year starting January 1, 1996. The RIPUC also ordered that all amounts recovered be placed in trusts permitted by the IRS which will maximize tax deductibility.

     Also, on January 14, 1994, the RIPUC issued a written order establishing Docket No. 2167 for a Comprehensive Review of Newport's rate design. A prehearing conference was held on February 8, 1994 at which time a schedule for pre-filing testimony was established.

     On May 20, 1994, Newport filed its Cost of Service Study (COSS) analysis of the rates of return by customer class and an alternative rate design proposal. The RIDPUC filed its recommendations with regard to cost allocation and rate design on June 23, 1994. The United States Navy, Newport's largest customer, filed its recommendations on June 24, 1994. On July 29, 1994 the Company filed a Stipulation and Settlement Agreement (SSA) which had been executed by the RIDPUC and TEC-RI. The parties signing the SSA agreed on certain rate class revenue changes. While the settling parties did not agree with the COSS techniques utilized by Newport, they agreed to accept the SSA rather than litigating with respect to what might be deemed appropriate study allocators and techniques. The rate class revenue changes generally reduce, although they do not eliminate, inequities in the class rate of return.
Newport agreed to perform a new COSS to be submitted no later than July 1, 1996. At an open meeting on October 28, 1994, the RIPUC found that the SSA is reasonable and in the best interests of the ratepayers. Rates established in compliance with the RIPUC's October 28, 1994 finding, were effective January 1, 1995.

     In December 1994, the United States Navy, filed a petition for a writ of certiorari with the Rhode Island Supreme Court to review the RIPUC's decision. A second motion to stay was filed by the Navy on December 21, 1995. On June 28, 1996 Newport filed its 1995 COSS and on July 8, 1996 the U.S. Navy filed a Motion for Expedited Hearing. The RIDPUC took the position that the RIPUC's order in Docket No. 2167 neither required nor set any timetable for additional
rate changes.   The RIDPUC also indicated that it took no position regarding either the merits of the COSS or the Navy's request for an expedited hearing. The RIDPUC, at the RIPUC's request reviewed the results of the COSS as well as the allocation methodologies employed. Additionally, the RIDPUC explored the propriety of the Navy's request in light of the filing of unbundled rates required to be made effective by the Restructuring Act of 1996. On February 3, 1997 the Navy filed a stipulation to withdraw the writ of certiori it had filed in December 1994.

     On June 27, 1994 TEC-RI petitioned the RIDPUC to investigate the propriety of "the current bundled electric rates," and what might be required to transition "... from a fully regulated to a more competitive retail electric industry". A RIDPUC hearing officer was appointed on July 24, 1994 and Docket No. D-94-9 was established. Blackstone and Newport were parties to the proceeding.

     Initial and reply comments were submitted to a comprehensive list of issues. Many of the comments addressed a broad restructuring of the electric utility industry. When the parties met on January 9, 1995, they decided that TEC-RI's proposal for a "cooperative collaborative process," including the RIDPUC as a party, rather than a litigated proceeding before the RIDPUC hearing officer, was appropriate. Hence, the Rhode Island Collaborative (Collaborative) was formed.

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

     On August 16, 1995, the RIPUC accepted the principles as modified, deleting the principle concerning renewables and adding a principle concerning negotiation. The Collaborative was directed to proceed with negotiations to quantify specific issues involving competition and open access as well as the other issues presented in the principles. A Collaborative Progress Report was filed in February, 1996. Blackstone and Newport have been active participants in the ongoing collaborative meetings. As a result of legislative actions and the passing of the URA, Docket No. 2320 was formally closed and the collaborative was disbanded.

     In February 1997 the RIPUC initiated Docket No. 2509 to investigate utility company storm contingency funds. Both Blackstone and Newport are recovering through rates amounts for storm contingencies. A hearing was held on February 28, 1997. Management cannot predict the ultimate outcome of this investigation.

     The RIPUC opened Docket No. 2514 to investigate the restructuring plan filed by Blackstone and Newport on December 27, 1996 in compliance with the URA. Hearings are scheduled to be held during April 1997. On February 28, 1997, Blackstone, Newport and Montaup reached settlement with the RIDPUC and the Rhode Island Attorney General with regard to implementation of a restructuring plan for Blackstone, Newport and Montaup. In addition to complying with the URA, the settlement provides for an immediate 10% rate reduction and a commitment by Montaup to file a plan by July 1, 1997 to divest all of its generating assets. Management cannot predict the ultimate outcome of this investigation. See Electric utility Industry Restructuring under "Rhode Island Utility Restructuring Act of 1996" for a discussion of the URA and settlement agreement.

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

     Federal, Massachusetts and Rhode Island legislation requires consideration of reports evaluating environmental impact of large projects as a prerequisite to the granting of various permits and licenses with a view of limiting such impact. Federal, Massachusetts and Rhode Island air quality regulations also require that plans for construction or modification of fossil fuel generating facilities (including procedures for operation and maintenance) receive prior approval from the MADEP or RIDEM. In addition, in Massachusetts, certain electric generation and transmission facilities will be permitted to be built only if they are consistent with a long-range forecast filed by the utility concerned and approved by the Massachusetts Energy Facilities Siting Council. In Rhode Island, siting, construction and modification of major electric generating and transmission facilities must be approved by the Rhode Island Energy Facility Siting Board.

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

     The EPA has issued regulations relating to the generation, transportation, storage and disposal of certain wastes under RCRA; in Massachusetts, the requirements are implemented and enforced by the MADEP, whereas in Rhode Island, RIDEM implements and enforces its own regulations under a state statute comparable to RCRA as well as pursuant to EPA authorization.

     There is an extensive body of federal and state statutes governing environmental matters, including CERCLA, as amended by the Superfund Amendments and Reauthorization Act of 1986; in Massachusetts, Chapter 21E, and, in Rhode Island, the "Industrial Property Site Remediation and Reuse Act" (Brownfields Legislation) which permit, among other things, federal and state authorities to initiate legal action providing for liability, compensation, cleanup, and emergency response to the release or threatened release of hazardous substances into the environment and for the cleanup of inactive hazardous waste disposal sites which constitute substantial hazards. Under CERCLA, Chapter 21E, and the Rhode Island Brownfields Legislation, joint and several liability for cleanup costs may be imposed on, among others, the owners or operators of a facility where hazardous substances were disposed, the party who generated the substances, or any party who arranged for the disposition or transport of the substances. Due to the nature of the business of EUA's utility subsidiaries, certain materials are generated that may be classified as hazardous under CERCLA, Chapter 21E and Brownfields Legislation. As a rule, the subsidiaries employ licensed contractors to dispose of such materials. See Item 3. LEGAL PROCEEDINGS -- Environmental Proceedings.

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

Electric and Magnetic Fields:

     A number of scientific studies in the past several years have examined the possibility of health effects from EMF that are found wherever there is electricity. While some of the studies have indicated some association between exposure to EMF and health effects, many others have indicated no direct association. The research to date has not conclusively established a direct causal relationship between EMF exposure and human health. Additional studies, which are intended to provide a better understanding of EMF, are continuing.
On October 31, 1996, the National Academy of Sciences issued a literature review of all research to date, "Possible Health Effects of Exposure to Residential Electric and Magnetic Fields." Its most widely reported conclusion stated, "No clear, convincing evidence exists to show that residential exposures to EMF are a threat to human health."

     Some states have enacted regulations to limit the strength of EMF at the edge of transmission line rights-of-way. Rhode Island has enacted a statute which authorizes and directs the Rhode Island Energy Facility Siting Board to establish rules and/or regulations governing construction of high voltage transmission lines of 69 kv or more. In addition, Rhode Island requires that, in the context of reviewing an energy facility siting application, the applicant submit for review by the Board, when applicable, any current independent, scientific research pertaining to EMF exposure. Management cannot predict the impact if any, which legislation(s) or other developments concerning EMF may have on the EUA System.

Water Regulation:

     The objective of the Federal Water Pollution Control Act is to restore and maintain the chemical, physical, and biological integrity of the nation's navigable waters. The elimination of pollutant discharges (including heat) into navigable waters is one goal aimed at achieving this objective. Another step mandated by the Federal Water Pollution Control Act was the creation of a rigorous permit program. All water discharge permits for plants in Massachusetts, including those for the Somerset and Canal plants, are issued jointly by the EPA and MADEP. These same agencies also regulate certain industrial stormwater discharges.

     Standards have been established to control the dredging and filling of wetlands under the Federal Water Pollution Control Act, the Massachusetts Wetland Protection Act, Massachusetts Rivers Protection Act and the Rhode Island Wetland Act. The EPA, the Army Corps of Engineers, RIDEM, the Rhode Island Coastal Resources Management Council and the MADEP are pursuing a non-degradation (no loss) policy for wetlands.

     Under the Massachusetts Water Management Act, the MADEP is responsible for promulgating regulations relating to water usage and conservation.

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

     The Oil Pollution Act of 1990 was passed after several major oil spills occurred in waters of the United States. The primary intent of this legislation is to mandate strong contingency plans to prevent releases of oil and to require that sufficient resources are in place and ready to respond to any release. The Somerset plant has an approved plan which is in place and operational. EPA, United States Coast Guard, RIDEM, and MADEP have a number of other rules in place, such as EPA's Spill Prevention, Countermeasures and Control Plan regulations, which are designed to minimize the release of oil and other substances into navigable waters and the environment.

Air Regulation:

     All fossil fuel plants from which Montaup obtains power operate under permits which limit their emissions into the air and require monitoring of the emissions. Air quality requirements adopted by state authorities in Massachusetts pursuant to the Clean Air Act impose limitations with respect to pollutants such as sulfur dioxide (SO2), oxides of nitrogen (NOx) and particulate matter. Montaup's Somerset Station is permitted to burn coal which results in SO2 emissions not in excess of 1.2 pounds per million BTU heat release potential (approximately 0.75% sulfur content coal). The Canal Station Unit 2 is permitted to burn fuel oil which results in SO2 emissions not in excess of 1.2 pounds per million BTU heat release potential (approximately 1% sulfur content fuel oil).

     The EPA has established clean air standards for certain pollutants, including standards limiting emissions from coal-fired and oil-fired generators. Congress passed amendments to the Clean Air Act in 1990 which created additional regulatory programs and generally updated and strengthened air pollution control laws. These amendments expand the regulatory role of the EPA regarding emissions from electric generating facilities. Title IV of the Clean Air Act Amendments addresses acid deposition abatement and establishes a two-phase utility power plant pollution control program to reduce emissions of SO2 and NOx. The first phase began in 1995 and affected approximately 261 large units in 21 eastern and midwestern states. Phase II, which begins in the year 2000, tightens the emission limits imposed on these larger plants and also sets restrictions on smaller, cleaner plants fired by coal, oil and gas. Montaup's Somerset Station is classified as a Phase II facility with a compliance deadline by the end of 1999. The control program establishes a national cap of 8.90 million tons per year for SO2 emissions. Beginning in the year 2000, the EPA will issue 8.90 million SO2 allowances to utilities annually. The SO2 allowance program will not affect Montaup's Somerset Station or Canal Unit 2 until January 1, 2000.

     Massachusetts MADEP regulations establish a statewide cap on SO2 emissions and required Montaup's facilities to meet an average emission rate of 1.2 pounds of SO2 per million BTU of fuel input by the end of 1994. Under federal standards, Montaup would not be required to meet this SO2 emission level until the year 2000 as a result of Title IV of the Clean Air Act. However, Massachusetts MADEP regulations require compliance five years earlier. As required by state regulations, Montaup submitted and received approval of a plan detailing how it would meet the 1995 SO2 standard. Montaup is now achieving compliance by substituting lower sulfur content fuels.

     Other provisions of the Clean Air Act Amendments will likely impact Montaup. Title I of the Act sets a strategy for states to move toward attaining national air quality standards, with the emphasis on meeting the ozone standard. Ozone relates directly to the nation's smog problem. NOx is one of the precursors of ozone formation. Title I requires additional controls on industrial sources of NOx including utility power plants. The Act creates the Northeast Ozone Transport Region, covering the area from Virginia to Maine, including Massachusetts and Rhode Island. Areas within the transport region will become subject to enhanced controls on NOx emissions.

     In April 1992, NESCAUM, an environmental advisory group for eight Northeast states including Massachusetts and Rhode Island issued recommendations for nitrogen oxide controls for existing utility boilers required to meet the ozone non-attainment requirements of the Clean Air Act Amendments. The NESCAUM recommendations are more restrictive than EPA's requirements. The MADEP and RIDEM have amended their regulations in accordance with the NESCAUM recommendations and require that Reasonably Available Control Technology (RACT) be implemented at all stationary sources potentially emitting 50 tons per year or more of NOx. Montaup has initiated compliance through, among other things, selective, noncatalytic reduction processes. MADEP has proposed regulations which would require additional NOx emission reductions beginning on May 1, 1999. Montaup is evaluating its compliance options under this proposed regulation.

     Title V of the Clean Air Act Amendments provides EPA with broad new permitting authority, with the goal of having states begin to issue federally enforceable operating permits in 1995 which will outline limits and conditions necessary to comply with all applicable air requirements. The Clean Air Act Amendments' permitting program will be phased in over a couple of years. Montaup submitted its initial Operating Permit Application under this program on May 5, 1995. On September 20, 1995, MADEP issued Montaup an Administrative Completeness Determination and Application Shield for its Operating Permit Application. This application is still under DEP review. Although individual sources will be required to pay fees to the various states which will administer the program, the impact of these requirements is not expected to have a material financial impact on the EUA System.

     On November 27, 1996, the EPA announced that, under the Clean Air Act, it was proposing to toughen the nation's ozone standards as well as the particulate matter standards. The states will be responsible for writing plans to bring themselves into compliance. States would have until the year 2000 to submit ozone plans and until the year 2002 to submit particulate plans. After that, the states will have a few more years to meet the established goals. At this time, management is unable to predict the financial impact this rule might have on the EUA system, once it is issued in its final form. Once the public comment period is completed, the EPA plans to promulgate final rules in June 1997.

     On December 23, 1996, Eastern Edison, Montaup, the Massachusetts Attorney General and Division of Energy Resources reached a settlement in principle regarding electric utility restructuring in the State of Massachusetts. The proposed settlement includes a plan for emissions reductions related to Montaup's Somerset Station Units 5 and 6, and to Montaup's 50% ownership share of Canal Electric's Unit #2. The basis for SO2 and NOx emission reductions in the proposed settlement is an allowance cap calculation. Within this allowance cap, the following commitments were made:

     - Montaup may meet its allowance caps by any combination of control technologies, fuel switching, operational changes, and/or the use of purchased or surplus allowances;
     - On January 1, 2000, Somerset Units 5 & 6 will comply with an annual SO2 emission rate of 0.30 lbs/mmBtu;
     - On January 1, 2000, Units 5 & 6 will comply with a NOx emission rate of
       0.21 lbs/mmBtu for the seven months outside the ozone season, and 0.15 lbs/mmBtu during the five month ozone season (May through September). The cost Unit 6 must incur to comply with this NOx limit is capped at $405,000 per year until January 1, 2003. Unit 5, if reactivated, will comply with the above NOx limit with no cost cap; and

     - On January 1, 2010, Canal Electric's Unit #2 will comply with an SO2 emission rate of 0.30 lbs/mmBtu, and a NOx emission rate of 0.15 lbs/mmBtu, on an annual basis; this commitment was made only for Montaup's 50% ownership share of Canal 2.

     The formal settlement is expected to be submitted to the MDPU in March
1997.

Environmental Regulation of Nuclear Power

     The NRC has promulgated a variety of standards to protect the public from radiological pollution caused by the normal operation of nuclear generating facilities. For example, the NRC requires licensed facilities to develop plans to respond to unexpected developments.

     In some environmental areas the NRC and the EPA have overlapping jurisdiction. Thus, NRC regulations are subject to all conditions imposed by the EPA and a variety of federal environmental statutes, including obtaining permits for the discharge of pollutants (including heat) into the nation's navigable waters. In addition, the EPA has established standards, and is in the process of reviewing existing standards, for certain toxic air pollutants, including radionuclides, under the Clean Air Act Amendments which apply to NRC-
licensed facilities.   In fact, in December of 1996, the EPA issued a final
rule rescinding previously published limitations on radionuclide emissions to ambient air, as applied to NRC or NRC Agreement state licensed facilities other
than commercial nuclear power reactors.   The EPA has also promulgated
environmental radiation protection standards for nuclear power plants. These standards regulate the doses of radiation received by the general public.

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

Item 2.                             PROPERTIES

Power Supply

     Montaup currently supplies the EUA System with nearly 100% of its electric requirements. Newport became an all-requirements customer of Montaup on May 21, 1994. At the same time, Montaup assumed all of Newport's power contracts and began leasing all of Newport's generation facilities and a portion of Newport's transmission facilities. In 1996, the EUA System's wholly owned generating units referred to in the following table consisted of Montaup's jet-fueled peaking units (Somerset Jet 1 and Jet 2) and Somerset 6 which was converted from oil to coal burning in 1983, Blackstone's Pawtucket Hydro, which was repowered in 1985 and Newport's diesel peaking units (Eldred in Jamestown and Jepson in Portsmouth) which supply the EUA System with 8 mw and 8.25 mw, respectively. With the exception of Somerset's Jet 1 and Jet 2, Montaup has not significantly increased its wholly owned generating units since 1959. The EUA System has found it more economically beneficial to join with other utilities in the joint ownership of large generating units and in long-term purchase contracts, and to supplement these sources with short-term purchases as required. EUA believes that spreading the EUA System's sources of electricity among a number of plants should improve the reliability of its power supply and limit the financial exposure relating to construction and
potentially prolonged outages of a generating unit.   Current forecasts
indicate that the combination of company owned generation, current long-term purchased power contracts, expected short-term power opportunities, and the System's C&LM programs, should meet EUA System capacity requirements. See Electric Utility Industry Restructuring under "Rhode Island Utility Restructuring Act of 1996" and "Massachusetts Restructuring Settlement" for a discussion of plans to divest all of Montaup's generating assets.

     The 1996 peak EUA System demand was approximately 854 mw experienced on August 6, 1996.

                                                    EUA SYSTEM CAPABILITY
                                        GENERATING UNITS IN SERVICE AS OF DECEMBER 31, 1996

                                                                      GROSS   WINTER MAX  GROSS             NET
   IN                                                                 SYSTEM  CLAIMED     SYSTEM    UNIT   SYSTEM
SERVICE                                                               SHARE   CAPABILITY  SHARE     SALES  SHARE
  DATE       UNIT NAME         FUEL TYPE   OWNER/OPERATOR               %         MW        MW      MW       MW
100% OWNERSHIP:
   1959      SOMERSET 6        COAL        MONTAUP ELECTRIC CO.       100.00   110.00    110.00    0.00   110.00
   1970      SOMERSET J1       JET OIL     MONTAUP ELECTRIC CO.       100.00    22.00     22.00    0.00    22.00
   1971      SOMERSET J2       JET OIL     MONTAUP ELECTRIC CO.       100.00    21.20     21.20    0.00    21.20
   1985      PAWTUCKET HYDRO   HYDRO       BLACKSTONE VALLEY ELEC.    100.00     1.24      1.24    0.00     1.24
   1961      JEPSON            DIESEL      NEWPORT ELECTRIC CORP.     100.00     8.80      8.80    0.00     8.80
   1978      ELDRED            DIESEL      NEWPORT ELECTRIC CORP.     100.00     8.25      8.25    0.00     8.25

                                                      SUBTOTAL:                          171.49    0.00   171.49

JOINT OWNERSHIP:
   1976      CANAL 2           NO. 6 OIL   CANAL ELECTRIC COMPANY     50.00     586.00   293.00   60.03   232.97
   1978      WYMAN 4 (YAR 4)   NO. 6 OIL   CENTRAL MAINE POWER CO.     2.63     620.00    16.30    0.00    16.30
   1986      MILLSTONE 3       NUCLEAR     NORTHEAST UTILITIES         4.01    1145.70    45.93    0.00    45.93
   1990      SEABROOK          NUCLEAR     NORTH ATLANTIC ENERGY CORP  2.90    1162.00    33.70    0.00    33.70

                                                      SUBTOTAL:                          388.93   60.03   328.90

EQUITY OWNERSHIP:
   1972      MAINE YANKEE      NUCLEAR     MAINE YANKEE ATOMIC POWER   3.59     879.00    31.57    0.00    31.57
   1972      VERMONT YANKEE    NUCLEAR     VT. YANKEE NUCLEAR POWER    2.25     531.00    11.95    0.00    11.95

                                                      SUBTOTAL:                           43.52    0.00    43.52

PURCHASED POWER:
   1968      CANAL 1           NO. 6 OIL   CANAL ELECTRIC COMPANY     25.00     562.00   140.50    0.00   140.50
   1972      PILGRIM 1         NUCLEAR     BOSTON EDISON COMPANY      11.00     670.11    73.71    0.00    73.71
   1977      POTTER 2          GAS/OIL     BRAINTREE ELEC. LIGHT DEPT 41.67      96.00    40.00    0.00    40.00
   1975      CLEARY 9          GAS/OIL     TAUNTON MUNIC. LIGHTING    22.73     110.00    25.00    0.00    25.00
   1984      MCNEIL            WOOD        VERMONT ELECTRIC POWER     15.24      53.00     8.08    0.00     8.08
   1972      BERLIN A&B        JET OIL     GREEN MOUNTAIN POWER       22.77      57.10    13.00    0.00    13.00
   1974      BEAR SWAMP GT1    HYDRO       NEW ENGLAND POWER           5.09     294.50    15.00    0.00    15.00
   1974      BEAR SWAMP GT2    HYDRO       NEW ENGLAND POWER           5.10     294.00    15.00    0.00    15.00
   1990      OSP 1             GAS         OCEAN STATE POWER          28.00     287.00    80.36    0.00    80.36
   1991      OSP 2             GAS         OCEAN STATE POWER          28.00     287.00    80.36    0.00    80.36
   1991      NEA               GAS         NORTHEAST ENERGY ASSOC.     8.62     333.43    28.74    0.00    28.74
   1982/1986 STONY BROOK 2A&2B NO. 2 OIL   MA MUNIC. WHOLESALE ELEC.   5.88     170.00    10.00    0.00    10.00
   1970      NU JETS           JET OIL     NORTHEAST UTILITIES        25.61      97.60    25.00    0.00    25.00

                                                                  SUBTOTAL:              554.75    0.00   554.75

HYDRO QUEBEC ENTITLEMENT:
   1991      HYDRO QUEBEC I&II HYDRO       HQ / NEPOOL                 4.06    1215.00    49.31    0.00    49.31

                                                                  SUBTOTAL:               49.31    0.00    49.31



                               TOTAL GROSS SYSTEM CAPABILITY (MW) -------------------- 1,208.00

                                                  LESS:  UNIT CONTRACT SALES (MW) --------------- 60.03

                                                         TOTAL NET SYSTEM CAPABILITY (MW) ------------- 1,147.97


     Montaup's participation in generating units of which it is not the sole owner takes various forms including stock (equity) ownership, joint ownership and purchase contracts. In most cases (other than short-term purchased power contracts) the purchaser is required to pay its share (i.e., the same percentage as the percentage of its entitlement to the output) of all of the costs of the generating unit (whether or not the unit is operating) including fixed costs, operating costs, costs of additional construction or modification, costs associated with condemnation, shutdown, retirement, or decommissioning of the unit, and certain transmission charges. Under its contracts with Maine Yankee, Connecticut Yankee Atomic Power Company, Vermont Yankee Nuclear Power Corporation and Yankee Atomic and, under its agreements relating to Phase II of the interconnection with Hydro-Quebec, Montaup may be called upon to provide additional capital and/or other types of direct or indirect financial support. (See Item 1. BUSINESS -- Nuclear Power Issues.)

Other Property

     The EUA System owns approximately 4,600 miles of transmission and distribution lines and approximately 85 substations located in the cities and towns served.

     Blackstone owns approximately 1,000 miles of transmission and distribution lines and approximately 23 substations located in the cities and towns served. Blackstone also owns 100% of a 1.2-mw hydroelectric generating plant located in Pawtucket, Rhode Island. See Note E of Notes to Financial Statements in Blackstone's 1996 Annual Report (Exhibit 13-1.01 filed herewith) regarding encumbrances.

     Eastern Edison and Montaup own approximately 3,200 miles of transmission and distribution lines and approximately 48 substations located in the cities
and towns served.   See Note F of Notes to Consolidated Financial Statements in
Eastern Edison's 1996 Annual Report (Exhibit 13-1.08 filed herewith) regarding encumbrances.

     Newport owns approximately 400 miles of transmission and distribution lines and approximately 14 substations located in the cities and towns served. See Note E to Notes to Consolidated Financial Statements contained in EUA's Annual Report to Shareholders for the year ended December 31, 1996, (Exhibit 13-1.03 filed herewith) regarding encumbrances.

     In addition to the above, the Retail Subsidiaries, Montaup, and EUA Service also own several buildings which house distribution, maintenance or general office personnel. See Note E of Notes to Consolidated Financial Statements contained in EUA's Annual Report to Shareholders for the year ended December 31, 1996, (Exhibit 13-1.03 filed herewith) regarding encumbrances.

Item 3.
LEGAL PROCEEDINGS

Rate Proceeding

     See descriptions of proceedings under Item 1, BUSINESS -- Rates. Environmental Proceedings

     1. In March 1985, Blackstone was notified by the DEQE, which is now the MADEP, that it had been identified, along with other parties, as a potentially responsible party under Massachusetts law for a condition of soil and ground water contamination in Lowell, Massachusetts. The site in question was occupied by a scrap metal reclamation facility which received transformers and other electrical equipment from utility companies and others from the early 1960s until 1984. Among the contaminants apparently released at the site were PCBs. The potentially responsible parties (PRPs), including Blackstone, performed site studies and proposed a remedial action plan, which was approved by the DEQE several years ago. Since that time, the PRPs have negotiated over access, taxes and similar issues with the site owner and other parties. The remedial option selected but not yet completed is a process of solidification; however, a risk assessment that may now be required could lead the PRPs to choose capping as the remedial option. The cost of implementing either remedy could vary from $250,000 for capping to $600,000 for solidification. Blackstone is alleged to be the fifth ranked generator out of approximately twenty potentially responsible parties. However, Blackstone's estimated 2% share allocation is considerably less than the shares of the four largest contributors at the site. As a result, Blackstone expects to be offered a de minimis party buyout settlement from the major members of the site PRPs.

     2. On July 14, 1987, the Commonwealth of Massachusetts (the Commonwealth) on behalf of the MADEP filed a cost recovery action pursuant to CERCLA and Mass. Gen. Laws Chapter 21E against Blackstone in the United States District Court for the District of Massachusetts (District Court). The Complaint seeks $2.2 million in costs incurred by MADEP in the cleanup of an alleged coal gasification waste site at Mendon Road in Attleboro, Massachusetts. In October 1987, without admitting liability, Blackstone entered into an administrative Consent Order with MADEP regarding the Mendon Road site and another alleged coal gasification site discovered by the MADEP approximately 1/4 mile away known as the Lawn/Knoll site in Attleboro. Blackstone agreed to perform preliminary assessments at both sites in order to determine what remediation, if any, was necessary at the site. In 1988, Blackstone submitted Phase II testing results for the Lawn/Knoll site to the MADEP for review and approval. On April 24, 1996, MADEP ordered Blackstone to conduct additional site assessment work at the Lawn Street site. Blackstone retained the services of Atlantic Environmental Services to conduct the site assessment pursuant to the Massachusetts Contingency Plan and on August 15, 1996 Blackstone signed an amended Administrative Consent Order Tier IB permit. It is expected that
Atlantic will begin the site assessment work in the Spring of 1997.   On May
26, 1993, the MADEP requested Blackstone to submit additional Phase I testing for the Mendon Road site which was completed and sent to the MADEP on December
20, 1993.   Meanwhile, Blackstone has contested the MADEP's cost recovery action, arguing, inter alia, that the waste removed from the Mendon Road site, ferric ferrocyanide (FFC), was not "hazardous" within the meaning of CERCLA or Mass. Gen. Laws Chapter 21E and the MADEP's cleanup actions were inconsistent with the National Contingency Plan (NCP). On November 25, 1991, the District Court held that the waste was "hazardous" within the meaning of both statutes and on December 20, 1992, the District Court held Blackstone and a co-defendant, the Courtois Sand & Gravel Co. (Courtois) liable for an undetermined amount of cleanup costs. The District Court remanded the case to the MADEP to supplement the administrative record with Blackstone's oral and written comments concerning the cleanup. On March 19, 1993, Blackstone made an oral presentation to the MADEP and on April 19, 1993, Blackstone submitted written comments. On December 13, 1994, the District Court issued a judgment against Blackstone finding Blackstone liable to the Commonwealth for the full amount of response costs incurred by the Commonwealth in the cleanup of the Mendon Road site. The judgment also found Blackstone liable for interest and litigation expenses calculated to the date of judgment. The total liability at December 31, 1994 was approximately $5.9 million, including approximately $3.6 million in interest which has accumulated since 1985.

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

     Blackstone filed a Notice of Appeal of the District Court's judgment and filed its brief with the United States Court of Appeals for the First Circuit (Circuit Court) on February 24, 1995. On October 6, 1995, the Circuit Court vacated the District Court's $5.9 million judgement. Rather than remand the case to the District Court for a trial on the issue of whether ferric ferrocyanide (FFC) is a hazardous substance, the Circuit Court exercised its primary jurisdictional powers to send the matter to the EPA for an administrative determination on the issue. If the EPA determines that FFC is not a hazardous substance, given the present posture of the case, Blackstone may not be liable to reimburse the Commonwealth for the Mendon Road cleanup costs. On January 9, 1997, Blackstone met with representatives of EPA and the Commonwealth to discuss the procedure EPA would follow in resolving the FFC issue. In January 1997, Blackstone submitted written comments to be followed by the Commonwealth's written reply. EPA will then determine whether FFC is hazardous substance. Further court proceedings are likely.

     On January 28, 1994, Blackstone filed a Complaint in the Massachusetts District Court seeking, among other relief, contribution and reimbursement from Stone & Webster Inc., of New York City and several of its affiliated companies (Stone & Webster), and Valley Gas Company of Cumberland, Rhode Island (Valley) for any damages incurred by Blackstone regarding the Mendon Road site. Blackstone's Complaint also seeks a declaratory judgment that Stone & Webster and Valley owned and/or operated a coal gasification plant on Tidewater Street in Pawtucket (the Tidewater Plant) where the coal gasification waste allegedly was generated, and that they individually or collectively arranged for the disposal of such waste at Mendon Road. The District Court has denied motions to dismiss the complaint filed by Stone & Webster and Valley in 1994. This proceeding was stayed in December 1995 pending final EPA determination as to whether FFC is a hazardous substance. On March 22, 1996, Blackstone and Valley filed a Complaint in the Rhode Island District Court seeking contribution from Stone & Webster for the cleanup of the Tidewater site mentioned below.

     Blackstone has notified certain liability insurers and has filed claims with respect to the Mendon Road site. Blackstone is actively pursuing coverage from other carriers for the Mendon Road, Tidewater, Lawn/Knoll, Cumberland, and Woonsocket Sites.

     3. On October 28, 1986, RIDEM notified Blackstone that there may have been a release of hazardous material at the Tidewater Plant site in Pawtucket, Rhode Island. The site was placed on EPA's CERCLA list in 1987. The site includes the Tidewater Plant owned by Valley Gas Company (approximately 10 acres), the No. 1 Station owned by Blackstone (approximately 10 acres), and land formerly owned by Blackstone that was sold in 1968 to the City of Pawtucket (approximately 10 acres). RIDEM told Blackstone that the site contained hazardous wastes and petroleum-contaminated soils due to tanks formerly located at the site. In December, 1990, after obtaining approval from RIDEM, Blackstone removed approximately 1,000 tons of soil from the site. On September 3, 1991, RIDEM initiated a site investigation which constitutes the second step in a site screening and assessment process established by the EPA to determine whether the site should be listed as a Superfund site. On February 3, 1993, RIDEM notified Blackstone that it required further assessment and evaluation of site conditions to determine if the site qualifies for review pursuant to the Hazardous Ranking System. On September 12, 1995, RIDEM notified Blackstone and Valley of their responsibility regarding the release of
hazardous substances at the Tidewater Plant site.   RIDEM ordered Blackstone
and Valley to conduct an environmental study of the Tidewater Plant site and adjoining lots. On the adjacent lots are the Francis J. Varieur Elementary School and the Max Read Field athletic facility and ball fields. Blackstone and Valley have entered into an agreement to share the expenses of conducting the study and/or retaining an environmental consulting firm to conduct a Remedial Investigation. A work plan was submitted to RIDEM in April 1996 and it was approved on June 14, 1996. Field work was completed in September 1996. RIDEM is currently reviewing the draft Remedial Investigation Report. It is expected that RIDEM will order further investigation and remedial clean up.

     On September 12, 1995, RIDEM demanded payment of $296,000 which represents the amount of money plus interest RIDEM expended to clean up oxide box waste at the Cumberland, Rhode Island site. Following extended discussions and negotiations with legal counsel on behalf of RIDEM, Blackstone was able to reach an agreement with RIDEM to escrow approximately $296,000 in an interest-bearing account pending the outcome of EPA's remand proceedings to determine whether FFC is a hazardous substance. This money has been placed in an interest-bearing escrow account by Blackstone pending the outcome of EPA's proceedings. If Blackstone convinces EPA that FFC is not a hazardous substance, Blackstone will be able to recover the escrowed funds on the basis that RIDEM's clean up of the site in 1986 was not required by law. If EPA determines that FFC is a hazardous substance, Blackstone will pursue its legal remedies in district court in Massachusetts to convince the court that FFC is not a hazardous substance.

     On January 10, 1997, Blackstone, Valley, and a representative of RIDEM met at Valley's Woonsocket property, which is the site of a former manufactured gas plant owned by Blackstone's and Valley's predecessor, Blackstone Valley Gas & Electric company and its predecessor, the Woonsocket Gas Company. It is anticipated the RIDEM will order Blackstone and Valley to conduct a site assessment of the site in 1997.

     4. Montaup and EUA Service received a Notice of Responsibility on July 27, 1987, from the MADEP for suspected hazardous material at a site owned by Montaup on Hortonville Road in Swansea, Massachusetts. Montaup has completed investigative and remedial actions in accordance with new Massachusetts Contingency Plan regulations. The total cost of the cleanup was less than $150,000.

     5. During March-April 1990, Eastern Edison conducted a limited environmental investigation (Phase I study) of a portion of its Dupont Substation in Brockton, Massachusetts. During the investigation, Eastern Edison notified the MADEP that it had encountered oils and PCBs. On May 3, 1990, the MADEP notified Eastern Edison of its liability for releases of oil and/or hazardous materials at the site, and requested a copy of the Phase I study. Following its review of the Phase I study on January 23, 1991, the MADEP issued a Notice of Responsibility to Eastern Edison requiring a Phase II
- Comprehensive Site Investigation.  A scope of work for the Phase II study was
submitted on April 12, 1991.   In August 1994 a transition statement issued by
MADEP reclassifying the site from a Tier IA site to a Tier IB site was signed by Eastern Edison and submitted to MADEP. That reclassification enabled the site to be investigated and cleaned up under the guidance of a licensed site professional without MADEP approval for each action taken. Cleanup activities were completed in 1996 in accordance with DEP regulations and an Activity and Use Limitation was filed for the site. The total cost of the cleanup was approximately $550,000.

     6. In November 1996, oily deposits containing PCB were found in the Canal Electric gas pipeline lateral and certain in-plant equipment. This contamination was a result of a malfunction of a shut-off valve in the meter station outside of Canal plant's jurisdiction. Cleanup and improvement costs are estimated to be between $500,000 and $1 million. Pending final cost allocation and reimbursement, Montaup's share of the costs is expected to be minimal. The cleanup is scheduled for completion in the first quarter of 1997.

     Blackstone, Eastern Edison, Montaup and EUA Service are unable to predict the outcome of any of the foregoing environmental matters or to estimate the potential costs which may ultimately result. It is the policy of these companies in such cases to provide notice to liability insurers and to make claims. However, it is not possible at this time to predict whether liability, if any, will be assumed by, or can be enforced against, the insurance carriers in these matters. Under CERCLA, each responsible party can be held "jointly and severally" liable for clean-up costs. EUA or a subsidiary could thus be held fully liable for environmental damages for which they were only partially responsible. However, EUA might then be entitled to recover costs from other PRPs.

     As of December 31, 1996, the EUA System has incurred costs of approximately $5.7 million (excluding the Mendon Road judgment) in connection with the foregoing environmental matters. EUA estimates that additional expenditures (excluding the Mendon Road judgment) may be incurred through 1998 of up to $2.8 million, substantially all of which relate to Blackstone.

     As a general matter, the EUA System will seek to recover costs relating to environmental proceedings in their rates. Blackstone is recovering in rates certain of its incurred costs over a five-year period. Montaup is currently recovering certain of its incurred costs in its rates. Estimated amounts after 1998 are not now determinable since site studies which are the basis of these estimates have not been completed. As a result of the recoverability in current rates and the uncertainty regarding both its estimated liability, as well as potential contributions from insurance carriers and other responsible parties, EUA does not believe that the ultimate impact of the environmental costs will be material to the financial position of the EUA System or to any individual subsidiary and thus, no loss provision is required at this time.

EUA WestCoast L.P.

     In June 1993, EUA WestCoast L.P., a partnership in which EUA Cogenex is the managing partner, filed a lawsuit against the contractors responsible for the design and construction of a 1.5 mw cogeneration facility, as well as the surety which issued a performance bond guaranteeing construction. Certain defendants in that action have filed cross-complaints against EUA WestCoast and EUA Cogenex, seeking, among other things, approximately $300,000 for payments withheld by EUA WestCoast due to the contractor's deficient performance, contribution and indemnity. A contractor has also filed a cross-complaint against the host. Additionally, the host has filed a cross-complaint against EUA Cogenex and the other parties in the litigation, seeking approximately $7 million in damages arising principally from lost economic advantage. EUA WestCoast filed its own cross complaint against the host affirmatively seeking damages. The above litigation was settled in the fourth quarter of 1996. The settlement called for, among other things, a payment to EUA Cogenex of $2.8 million and a general release by all parties to the lawsuit. The settlement was enforced by the courts and payment was received in December 1996.

Ridgewood

     In September 1995, EUA FRC II Energy Associates, Micro Utility Partners of America, L.P., and EUA Westcoast, L.P., each of which is a partnership of which EUA Cogenex is the managing partner (the Partnerships) and EUA Cogenex entered into an assignment agreement with Ridgewood/Mass. Corp. (f/k/a Ridgewood Cogen Corporation) (Ridgewood) whereby Ridgewood acquired the benefits and obligation to certain cogeneration projects from EUA Cogenex and the Partnerships. In 1996, the Partnerships and EUA Cogenex filed a suit in the United States District Court for the district of Massachusetts against Ridgewood and others seeking payment of approximately $518,000, resulting from Ridgewood's failure and refusal to pay for services provided on their behalf under a certain Transition Period Agreement between and among the parties. On December 2, 1996, Ridgewood filed a demand for arbitration in Boston, Massachusetts with regard to such claim and with regard to an alleged breach of representations and warranties by EUA Cogenex and the Partnerships under the assignment agreement. Ridgewood seeks a total of approximately $4.3 million. The federal
court action has been dismissed without prejudice pending the arbitration.   In
the arbitration, EUA Cogenex and the Partnerships have filed a counterclaim in which they also seek a determination that certain provisions of the assignment agreement are binding and enforceable according to their terms. The amount in controversy with respect to the counterclaims has not yet been determined. Management cannot determine at this time the ultimate outcome of these proceedings.

Other Proceedings

     On December 15, 1995, Eastern Edison exercised its right to terminate a Power Purchase Agreement (PPA) entered into with the Meridian Middleboro Limited Partnership (MMLP) and a related entity on September 20, 1993. In February and May of 1996, MMLP made demands for over $25 million under the termination provision of the PPA. On June 17, 1996, Eastern Edison responded to MMLP's demand stating that only approximately $170,000 was due under the termination provision. On July 18, 1996, Eastern Edison filed a declaratory judgement action in Suffolk Superior Court in Boston, Massachusetts against MMLP seeking a declaration of the rights of the parties under the PPA. MMLP's response to the complaint, filed on August 8, 1996, included counter claims in excess of $20 million and a request for treble damages. In response to the counter claim, Eastern Edison paid MMLP approximately $192,000 as the amount Eastern Edison considered to have been owed to MMLP. The Company is vigorously defending itself from the counter claims. The Company cannot determine the outcome of this proceeding at this time.

     On January 10, 1997, the Internal Revenue Service (IRS) issued a report in connection with its examination of the consolidated income tax returns of EUA for 1992 and 1993. The report includes an adjustment to disallow EUA's inclusion of its investment in EUA Power's Preferred Stock as a deduction in determining Excess Loss Account (ELA) taxable income relating to the redemption of EUA Power's Common and Preferred Stock in 1993. The IRS has taken the position that the redemption of the Preferred Stock resulted in a capital loss transaction and not a deduction in determining ELA. The Company disagrees with the IRS's position and filed a protest in March 1997. EUA believes that it will ultimately prevail in this matter. However, if the ultimate resolution of this matter is a favorable decision for the IRS and EUA does not have sufficient capital gain transactions to offset the capital loss then EUA could be required to record a charge that could have a material impact on financial results in the year of the charge but would not materially impact the financial position of the company.

     In early 1997, ten plaintiffs brought suit against numerous defendants, including EUA, for injuries and illness allegedly caused by exposure to asbestos over approximately a thirty-year period, at premises, including some owned by EUA companies. The total damages claimed in all of these complaints is $25 million in compensatory and punitive damages, plus exemplary damages and interest and costs. Each complaint names between fifteen and twenty-eight defendants, including EUA. These complaints have been referred to the applicable insurance companies, and EUA is consulting with those insurers to determine the availability and extent of coverage. EUA cannot predict the ultimate outcome of this matter at this time.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

EXECUTIVE OFFICERS OF EASTERN UTILITIES ASSOCIATES

     The names, ages and positions of all of the executive officers of EUA as of March 17, 1997, are listed below along with their business experience during the past five years. Officers are elected annually by the Trustees at the following meeting of Trustees after the annual meeting of shareholders. The 1997 Annual Meeting of Shareholders is scheduled to be held on May 19, 1997. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. The executive officers also serve as officers/or directors of various subsidiary companies.

   Name, Age and Position        Business Experience During Past 5 Years

  Richard M. Burns, 59        Comptroller since 1976; Assistant Secretary since
   Comptroller                1978; and Assistant Treasurer since April 1986.
                               Chief Accounting Officer of EUA.

  John D. Carney, 52          Executive Vice President since April 1995;
   Executive Vice President   President of Eastern Edison Company
                              since January 1990; President of Blackstone since
                              April 1995. Responsible for the day-to-day activities of The EUA System's retail electric operations.


  Clifford J. Hebert, Jr., 49 Treasurer since April 1986; Secretary since May,
    Treasurer and             1995.  Responsible for financial, treasury and
      Secretary               corporate affairs of the EUA System .

  Donald G. Pardus, 56        Chairman since July 1990; Chief Executive
   Chairman of the Board,     Officer since April 1989.  Responsible for
   Chief Executive Officer    the overall management of the EUA System.
   and Trustee

  Robert G. Powderly, 49      Executive Vice President since April 1992;
   Executive Vice President   President of Newport Electric Corporation  from
                              March 1990 to April 1992. Responsible for purchasing, customer information services, information systems, human resources, marketing and rate activities of the EUA System.

  John R. Stevens, 56         President since July 1990; Chief Operating
   President, Chief Operating Officer since January 1990; Senior Executive Vice
    Officer and Trustee       President from January 1990 to July, 1990.
                              Responsible for retail operations and new ventures of the EUA System.

     There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.

                               PART II

Item 5.  MARKET FOR EUA'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


      The information set forth under the caption "QUARTERLY FINANCIAL AND COMMON SHARE INFORMATION" included in EUA's Annual Report to Shareholders for the year ended December 31, 1996 (Exhibit 13-1.03 filed herewith) is incorporated herein by reference.

     The information required by this item for Blackstone and Eastern Edison is incorporated by reference to information contained under the like captioned sections of Blackstone's and Eastern Edison's 1996 Annual Reports (Exhibit 13-
1.01 and 13-1.08, respectively, filed herewith).

     As of February 1, 1997 there were 11,978 EUA common shareholders of record.

     The closing price of EUA's Common Shares as reported by the Wall Street Journal on March 17, 1997 was $18.125.

 Item 6.  SELECTED FINANCIAL DATA

     The information set forth under the caption "SELECTED CONSOLIDATED FINANCIAL DATA" included in EUA's Annual Report to Shareholders and Eastern Edison's Annual Report for the year ended December 31, 1996, (Exhibit 13-1.03 and 13-1.08, respectively, filed herewith) and the information set forth under the caption "SELECTED FINANCIAL DATA" included in the Annual Report for the year ended December 31, 1996 for Blackstone (Exhibits 13-1.01 filed herewith) are incorporated herein by reference.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS

     The information required by this item is incorporated herein by reference to pages 11 through 24 in the 1996 EUA Annual Report to Shareholders, pages 3 through 7 in the 1996 Blackstone Annual Report and pages 3 through 10 in the 1996 Eastern Edison Annual Report (Exhibits 13-1.03, 13-1.01 and 13-1.08 for EUA, Blackstone and Eastern Edison , respectively, filed herewith).

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated herein by reference to pages 26 through 41 in the 1996 EUA Annual Report to Shareholders, page 2 and pages 10 through 27 in the 1996 Blackstone Annual Report and, page 2 and pages 13 through 33 in the 1996 Eastern Edison Annual Report (Exhibits 13-1.03, 13-1.01 and 13-1.08 for EUA, Blackstone and Eastern Edison, respectively, filed herewith).

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                          AND FINANCIAL DISCLOSURES

         None.

                              PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

Eastern Utilities Associates

     The information concerning trustees and executive officers set forth under the caption "ELECTION OF TRUSTEES AND OWNERSHIP OF COMMON SHARES" in EUA's definitive Proxy Statement to be mailed to shareholders in connection with the shareholders' annual meeting to be held on May 19, 1997, and filed with the SEC is incorporated herein by reference. See also "EXECUTIVE OFFICERS OF EASTERN UTILITIES ASSOCIATES" following Item 4 herein.

 Blackstone and Eastern Edison

     The names, ages and positions of all of the directors and executive officers of Blackstone and Eastern Edison as of March 17, 1997 are listed below with their business experience during the past five years. The directors of Blackstone and the directors, Treasurer and Clerk of Eastern Edison are each elected to serve until the next annual stockholders' meeting. All other officers are elected to serve until the next meeting of directors following the annual stockholders' meeting. There is no family relationship between any of the directors or officers of Blackstone and Eastern Edison. Messrs. Pardus and Stevens are Trustees of EUA. Certain officers of Blackstone and Eastern Edison are, or at various times in the past have been, officers and/or directors of the System Companies with which Blackstone and Eastern Edison have entered into contracts and had other business relations.


Name, Age and Position             Business Experience During Past 5 Years

 Richard M. Burns, 59*        Vice President, Assistant Treasurer and Assistant
  Vice President              Clerk/Assistant Secretary of Blackstone and
                              Eastern Edison since April 1986.

 John D. Carney, 52*          President and Director of Blackstone since April
  Director and President      1995; President and Director of Eastern Edison
                              since January 1990.

 David H. Gulvin, 62          Senior Vice President of Blackstone and Eastern
  Senior Vice President       Edison since April 1995; President of Blackstone
     and Director             from November 1989 to April 1995; Director of
                              Blackstone since November 1989.  Director of
                              Eastern Edison since July 1995. Responsible for corporate communications, consumer services, marketing and rate activities.

 Barbara A. Hassan, 47        Vice President of Blackstone since April 1995;
  Vice President              Vice President of Eastern Edison since January
                              1990. Responsible for the operation and maintenance of the transmission and distribution facilities.

 Clifford J. Hebert, Jr., 49* Treasurer since April 1986 and Secretary/Clerk
  Treasurer                   since April 1995 of both Blackstone and Eastern
   and Secretary/Clerk        Edison.


   Michael J. Hirsh, 42        Vice President of Blackstone since July 1991;
    Vice President             Vice President of Eastern Edison since April
                               1995; Prior to that he was either a Director or Manager of the Engineering or Resource Planning
                               Departments of EUA Service for more than five years. Responsible for all engineering and technical services.

 Kevin A. Kirby, 46           Vice President of Blackstone and Eastern Edison
  Vice President              since April, 1995; prior to that he was a
                              Director of the Integrated Resource Management department of EUA Service for five years;
                              responsible for the resource planning, power supply and contract administration activities of the EUA System.

 Donald G. Pardus, 56*        Chairman of the Board since July 1989 and
   Director and               Director since 1979 of both Blackstone and
   Chairman of the Board      Eastern Edison.

 Robert G. Powderly, 49*      Executive Vice President and Director since March
  Director and Executive      1992 of both Blackstone and Eastern Edison.
  Vice President

 John R. Stevens, 56*         Vice Chairman of the Board since July 1989 and
  Director and Vice           Director since July 1987 of both Blackstone and
  Chairman of the Board       Eastern Edison.

* Please refer to the material supplied under the caption "EXECUTIVE OFFICERS OF EASTERN UTILITIES ASSOCIATES" following Item 4 herein for other information regarding this officer.

Item 11.                 EXECUTIVE COMPENSATION

Eastern Utilities Associates

     The information concerning executive compensation set forth under the caption "COMPENSATION AND OTHER TRANSACTIONS" in EUA's definitive Proxy Statement to be mailed to shareholders in connection with the shareholders' annual meeting to be held on May 19, 1997 and filed with the SEC is incorporated herein by reference with the exception of the Report of the Compensation and Nominating Committee on Compensation of Executive Officers and accompanying Corporate Performance Graph that appears therein and which are specifically not incorporated herein by reference.

Blackstone and Eastern Edison

     The Chief Executive Officer and the four other most highly compensated executive officers of Blackstone and Eastern Edison hold the same or similar positions with EUA and are not paid directly by either Blackstone or Eastern Edison. The information required by this item is incorporated herein by reference to the material under the caption "COMPENSATION AND OTHER TRANSACTIONS" in the definitive Proxy Statement of EUA, dated March 26, 1997, with the exception of the Report of the Compensation and Nominating Committee on Compensation of Executive Officers and accompanying Corporate Performance Graph that appears therein and which are specifically not incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    (a) Security ownership of certain beneficial owners of Blackstone and Eastern Edison.

                                               Amount (number of
                Name and Address of            shares) and Nature of       Percent of
Title of Class  Beneficial Owner               Beneficial Ownership         Class

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

     The statements concerning security ownership of certain beneficial owners and management set forth under the caption "ELECTION OF TRUSTEES AND OWNERSHIP OF COMMON SHARES" in EUA's definitive Proxy Statement to be mailed to shareholders in connection with the shareholders' annual meeting to be held on May 19, 1997 and filed with the SEC are incorporated herein by reference.


Item 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.
                              PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements

     The response to this portion of Item 14 is set forth under Item 8.

  (a)(2) Financial Statement Schedules

     The following additional consolidated financial statement schedules filed herewith for EUA and Blackstone should be considered in conjunction with the financial statements in the EUA's Annual Report to Shareholders and Blackstone's Annual Report for the year ended December 31, 1996 (Exhibit 13-
1.03 and 13-1.01, respectively, filed herewith):

     1.  Financial Statement Schedules:

     EUA
      Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 1996.

     Blackstone
      Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 1996.


  (a)(3) Exhibits (*denotes filed herewith).

Articles of Incorporation and By-Laws:

                               -EUA-

 3-1.03   -  Declaration of Trust of EUA, dated April 2, 1928, as amended
             (Exhibit A-3, File No. 70-3188; Exhibit 1 to EUA's 8-K Reports for
             April in each of the years 1957, 1962, 1966, 1968, 1972, and 1973,
             File No. 1-5366; Exhibit A-1 (a), Amendment No. 2 to Form U-1,
             File No. 70-5997; Exhibit 4-3, Registration No. 2-72589; Exhibit 1 to Certificate of Notification, File No. 70-6713; Exhibit 1 to
             Certificate of Notification, File No. 70-7084; Exhibit 3-2, Form
             10-K of EUA or 1987, File No. 1-5366).

                        - Eastern Edison -

 3-1.08   -  Form of Restated and Amended Articles of Organization (filed as
             Exhibit B-1 to Form U5S of EUA for 1993).

Instruments Defining the Rights of Shareholders, Including Indentures:

                        - Eastern Edison -

 4-1.08   -  Indenture of First Mortgage and Deed of Trust dated as of
             September 1, 1948 of Eastern Edison (Exhibit 4-1, Registration No.
             2-77468), and twenty-six supplements thereto (Exhibit A, File No.
             70-3015; Exhibit A-3, File No. 70-3371; Exhibit C to Certificate of Notification, File No. 70-3371; Exhibit D to Certificate of
             Notification, File No. 3619; Exhibit D to Certificate of
             Notification, File No. 70-3798; Exhibit F to Certificate of
             Notification, File No.  70-4164; Exhibit D to Certificate of
             Notification, File No. 70-4748; Exhibit C to Certificate of
             Notification, File No. 70-5195; Exhibit F to Certificate of
             Notification, File No. 70-5379; Exhibit C to Certificate of
             Notification, File No.  70-5719; Exhibit 5-24 Registration No. 2-
             65785; Exhibit F to Certificate of Notification, File No. 70-6463;
             Exhibit C to Certificate of Notification, File No.  70-6608;
             Exhibit C to Certificate of  Notification, File No. 70-6737;
             Exhibit F to Certificate of  Notification, File No. 70-6851;
             Exhibit 4-31, Form 10-K of EUA for 1984, File No. 1-5366; Exhibit
             F to Certificate of Notification, File No. 70-7254; Exhibit C to
             Certificate of  Notification, File No.  70-7373; Exhibit C to
             Certificate of  Notification, File No. 70-7373; Exhibit C to
             Certificate of Notification, File No. 70-7373; Exhibit F to
             Certificate of Notification, File No.  20-7511; Exhibit 4-34, Form
             10-K of Eastern Edison for 1990, File No. 0-8480; Exhibit 4-24,
             Form 10-K of Eastern Edison for 1992, File No. 0-8480; Exhibit
             4-35, Form 10-K of Eastern Edison for 1990, File No. 0-8480;
             Exhibit 4-36, Form 10-K of Eastern Edison for 1990, File No. 0-
             8480;  Exhibit C-33 to Form U5S of EUA for 1993;  Exhibit C-34 to
             Form U5S of EUA for 1993; Exhibit 4-29.08, Form 10-K of Eastern
             Edison for 1994, File No. 0-8480).

                           - Montaup -

 4-1.05   -  Form of 8% Debenture Bonds due 2000 of Montaup (Exhibit 4-10,
             Registration No. 2-41488).

 4-2.05   -  Form of 8-1/4% Debenture Bonds due 2003 of Montaup (Exhibit B-3,
             Form U5S of EUA for year 1973).

 4-3.05   -  Form of 14% Debenture Bonds due 2005 of Montaup (Exhibit 4-11,
             Registration No. 2-55990).

 4-4.05   -  Form of 10% Debenture Bonds due 2008 of Montaup (Exhibit 5-3,
             Registration No. 2-65785).

 4-5.05   -  Form of 16-1/2% Debenture Bonds due 2010 of Montaup (Exhibit 4-11,
             Form 10-K of EUA for 1980, File No. 1-5366).

 4-6.05   -  Form of 12-3/8% Debenture Bonds due 2013 of Montaup (Exhibit 4-13,
             Form 10-K of EUA for 1983, File No. 1-5366).

 4-7.05   -  Form of 10-1/8% Debentures due 2008 of Montaup (Exhibit 4, Form
             10-Q of Eastern Edison for quarter ended September 30, 1983, File
             No. 0-8480).

 4-8.05   -  Form of 9% Debenture Bonds due 2020 of Montaup (Exhibit 4-10, Form
             10-K of Eastern Edison for 1990, File No. 0-8480).

 4-9.05   -  Form of 9 3/8% Debenture Bonds due 2020 of Montaup (Exhibit 4-11,
             Form 10-K of Eastern Edison for 1990, File No. 0-8480).

                          - Blackstone -

 4-1.01   -  First Mortgage Indenture and Deed of Trust dated as of December 1,
             1980 of Blackstone (Exhibit A, Form 8-K of EUA dated January 14,
             1981, File No. 1-5366) and two supplements thereto (Exhibit 4-33,
             Form 10-K of EUA for 1989, File No. 1-5366; Exhibit 4-3, Form 10-K of BVE for 1990, File No. 0-2602).


 4-4.01   -  Loan Agreement between Rhode Island Industrial Facilities
             Corporation and Blackstone dated as of December 1, 1984 (Exhibit
             10-72, Form 10-K of EUA for 1984, File No. 1-5366).

                          - EUA Service -

 4-1.07   -  Note Purchase Agreement dated as of January 13, 1988 of Service
             (Exhibit 4-38, Form 10-K of EUA for 1987, File No. 1-5366).

                          - EUA Cogenex -

 4-1.10   -  Note Agreement dated as of June 28, 1990 of EUA Cogenex with the
             Prudential Insurance Company of America (Exhibit 4-46, Form 10-K of EUA for 1990, File No. 1-5366).

 4-2.10   -  Note Agreement dated as of October 29, 1991 between EUA Cogenex and Prudential Insurance Company of America  (Exhibit 4-55, Form
             10-K of EUA for 1991, File No. 1-5366).

 4-3.10   -  Note Purchase Agreement dated as of September 29, 1992 of EUA
             Cogenex and the Prudential Life Insurance Company of America
             (Exhibit 4-44, Form 10-K of EUA for 1992, File No. 1-5366).

 4-4.10   -  Indenture dated September 1, 1993 between EUA Cogenex and the Bank of New York as Trustee (Exhibit 4-4.10, Form 10-K of EUA for 1993,
             File No. 1-5366).

                           - Newport -

 4-1.14   -  Indenture of First Mortgage dated as of June 1, 1954 of Newport, as supplemented on August 1, 1959, April 1, 1962, October 1, 1964,
             April 1, 1967, September 1, 1969, September 1, 1970, June 1, 1978,
             October 1, 1978, May 1, 1986, December 1, 1987 and November 1,
             1989 (Exhibit 4-49, Form 10-K of EUA for 1990, File No. 1-5366).

 4-2.14   -  United States Government Small Business Administration Loan to
             Newport entitled, "Base Closing Economic Injury Loan", signed May
             30, 1975 and amended on October 6, 1983 (Exhibit 4-50, Form 10-K of EUA for 1990, File No. 1-5366).

 4-3.14   -  Indenture of Second Mortgage dated as of September 1, 1982 of
             Newport, as supplemented on December 1, 1988 (Exhibit 4-51, Form
             10-K of EUA for 1990, File No. 1-5366).

 4-4.14   -  Loan Agreement between the Rhode Island Port Authority and
             Economic Development Corporation and Newport Electric Corporation dated as of January 6, 1994 (Exhibit 4-4.14, Form 10-K of EUA for
             1993, File No. 1-5366).

 4-5.14   -  Trust Indenture between the Rhode Island Authority and Economic
             Development Corporation and Newport Electric Corporation dated as of January 1, 1994 (Exhibit 4-5.14, Form 10-K of EUA for 1993,
             File No. 1-5366).

 4-6.14   -  Letter of Credit and Reimbursement Agreement dated January 6, 1994
             (Exhibit 4-6.14, Form 10-K of EUA for 1993, File No. 1-5366).

                       - EUA Ocean State -

 4-1.12   -  Note Purchase Agreement dated as of January 16, 1992 between EUA
             Ocean State Corporation and John Hancock Mutual Life Insurance
             Company (Exhibit 4-56, Form 10-K of EUA for 1991, File No. 1-
             5366).

Material Contracts:

                             - EUA -

10-1.03   -  Employees' Retirement Plan of Eastern Utilities Associates and its
             Subsidiary Companies Trust Agreement as amended and restated, effective July 1, 1981 (Exhibit 10-1, Registration No. 2-80205).

10-2.03   -  Eastern Utilities Associates Employees' Savings Plan Trust
             Agreement (Exhibit 10-3, Form 10-K of EUA for 1992, File No. 1-
             5366).

10-3.03   -  Eastern Utilities Associates Employees' Savings Plan as amended and restated effective January 1, 1989 and December 21, 1994
             (Exhibit 10-4, Form 10-K of EUA for 1992, File No. 1-5366; Exhibit
             10-17.03 Form 10-K of EUA for 1995, File No. 1-5366).

10-4.03   -  Stock Purchase Agreement dated as of December 10, 1986, among
             Eastern Utilities Associates, Citizens Corporation and Citizens
             Energy Corporation (Exhibit 10-104, Form 10-K of EUA for 1986,
             File No. 1-5366).

10-5.03   -  Precedent Agreement dated as of November 29, 1989 between EUA and
             NECO Enterprises, Inc. (Exhibit B-4, Form U-1, File No. 70-7677).

10-6.03   -  Amendment to and Restatement of Stock Purchase Agreement dated as of February 1, 1990 between EUA, NECO Enterprises, Inc., Newport
             Electric Corporation and a special-purpose subsidiary of EUA for the acquisition by EUA of the stock of Newport Electric
             Corporation (Exhibit B-3, Form U-1, File No. 70-7677).

10-7.03   -  Letter of Assurance in connection with the Credit Agreement between Vermont Electric Transmission Company, Inc. and Bank of
             America National Trust and Savings Association dated July 19, 1983
             (Exhibit 10-111, Form 10-K of EUA for 1990, File No. 1-5366).

10-8.03   -  Amended and Restated Equity Maintenance Agreement dated as of
             September 29, 1992 among EUA and The Prudential Insurance Company of America and Pruco Life Insurance Company (Exhibit 10-9, EUA 10-
             K for 1992, File No. 1-5366).

10-9.03   -  Guaranty, dated June 28, 1990 made by EUA in favor of The
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
             10-13, EUA Form 10-K for 1992, File No. 1-5366).

10-13.03  -  Eastern Utilities Associates Employees' Share Ownership Plan Trust
             Agreement (Exhibit 5, Form 10-K of EUA for 1977, File No. 1-5366).

10-14.03  -  Employees' Retirement Plan of Eastern Utilities Associates and Its
             Affiliated Companies as amended and restated effective January 1, 1989, and December 21, 1994 (exhibit 10-14.03, Form 10-K of EUA for 1995, File No. 1-5 366; Exhibit 10-16.03, Form 10-K of EUA for 1995, File No. 1-5366).

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

 10-13.05 -  Form of Agreement among Maine Yankee Atomic Power Company's
             Sponsors dated as of May 20, 1969 (Exhibit B-5, File No. 70-4658).

 10-14.05 -  Form of New England Power Pool Agreement dated as of September 1,
             1971, as amended as of July 1, 1972, March 1, 1973, April 2, 1973, March 15, 1974, June 1, 1975, September 1, 1975, December 31, 1976, January 31, 1977, July 1, 1977, August 1, 1977, August 15,
             1978, January 31, 1980, February 1, 1980, September 1, 1981,
             December 1, 1981, June 1, 1982, June 15, 1983, October 1,
             1983, August 1, 1985, August 15, 1985, January 1, 1986, September 1, 1986, March 1, 1988, May 1, 1988, March 15, 1989, October 1,
             1990, September 15, 1992, and May 1, 1993, (Exhibit 13-45,
             Registration No. 2-41488; Exhibit 13-38, Registration No. 2-46612; Exhibits 13-39 and 13-40, Registration No. 2-48966;
             Exhibit B-3, Form U5S of EUA for year 1974; Exhibit 13-35(a), Registration No. 2-54449; Exhibit 13-35, Registration No. 2-55990, Exhibits 5-69 and 5-70, Registration Exhibit 13-35(a), Registration No. 2-54449; Exhibit 13-35, Registration No. 2-55990, Exhibits 5-69 and 5-70, Registration No. 2-58625; Exhibit 6, Form 10-K of EUA for 1977, File No. 1-5366; Exhibit 1,
             Form 10-K of EUA for 1979, File No. 1-5366; Exhibit No. 10-67, Registration No. 2-80205; Exhibit 10-65, Form 10-K of EUA for 1983, File No. 1-5366; Exhibit 10-66, Form 10-K of EUA for 1983,
             File No. 1-5366; Exhibits 10-75, 10-76, and 10-77, Form 10-K of
             EUA for 1985, File No. 1-5366; Exhibit 10-79, Form 10-K of EUA for 1986, File No. 1-5366; Exhibits 10-99 and 10-100, Form 10-K of EUA
             for 1988, File No. 1-5366; Exhibit 10-96, Form 10-K of EUA for 1989, File No. 1-5366; Exhibit 10-81, Form 10-K of Eastern Edison for 1990, File No. 0-8480; Exhibit 10-38.05, Form 10-K of EUA for 1995, File No. 1-5366; Exhibit 10-39.05, Form 10-K of EUA for 1995, File No. 1-5366; Exhibit 10-40.05, Form 10-K of EUA for 1995, File No. 1-5366).

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

 10-18.05 -  Agreement dated as of May 1, 1973 for Joint Ownership,
             Construction and Operation of New Hampshire Nuclear Units among Public Service Company of New Hampshire and other utilities including Montaup, as amended as of May 24, 1974, June 21, 1974, September 25, 1974, October 25, 1974, January 31, 1975, as supplemented by Letter Agreement dated April 27, 1978 and amended as of April 18, 1979 (two amendments), April 25, 1979, June 8, 1979, October 11, 1979, December 15, 1979, June 16, 1980, December
             31, 1980, June 1, 1982, April 27, 1984, June 15, 1984, March 8,
             1985, March 14, 1986, May 1, 1986, September 19, 1986, November 5,
             1987, January 13, 1989 and November 1, 1990.  (Exhibit 13-57,
             Registration No. 2-48966; Exhibit B-6, Form U5S of EUA for year 1974; Exhibit 5-130, Registration No. 2-62862; Exhibit 5-70, Registration No. 2-65785; Exhibit 2, Form 10-K of EUA for 1979, File No. 1-5366; Exhibit 5-34, Registration No. 2-69052; Exhibit 20-1, Form 10-K of EUA for 1980, File No. 1-5366; Exhibit 10-69,
             Registration No. 2-80205; Exhibit 2, Form 10-Q of EUA for the Quarter Ended March 31, 1984, File No. 1-5366; Exhibit 3, Form 10-Q of EUA for the Quarter Ended June 30, 1984, File No. 1-5366;
             Exhibit 10-70, Form 10-K of EUA for 1985, File No. 1-5366; Exhibits 10-80 and 10-81, Form 10-K of EUA for 1986, File No. 1-5366; Exhibits 10-95 and 10-96, Form 10-K of EUA for 1987, File No. 1-5366; Exhibit 10-101, Form 10-K of EUA for 1988, File No. 1-5366; Exhibit 10-82, Form 10-K of Eastern Edison for 1990, File No. 0-8480).

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

 10-24.05 -  Agreement for Seabrook Project Disbursing Agent, dated as of May
             23, 1984, as amended March 8, 1985, May 20, 1985, June 18, 1985,
             January 1, 1986, November, 1987, August 1, 1989, and restated as of November 1, 1990, among the participants in the Seabrook nuclear generating project, including Montaup and Yankee Atomic Electric Company (Exhibit 2, Form 10-Q of EUA for the Quarter Ended June 30, 1984, File No. 1-5366; Exhibit 10-69, Form 10-K of EUA for 1985, File No. 1-5366; Exhibits 10-86, 10-87 and 10-88,
             Form 10-K of EUA for 1986, File No. 1-5366; Exhibit 10-97, Form 10-K of EUA for 1987, File No. 1-5366; Exhibit 10-105, Form 10-K of EUA for 1989, File No. 1-5366; Exhibit 10-84, Form 10-K of Eastern Edison for 1990, File No. 0-8480).

 10-25.05 -  Guarantee Agreement dated as of August 1, 1985 among The
             Connecticut Bank and Trust Company, Connecticut Yankee Atomic Power Company and Montaup Electric Company relating to Revolving Credit Loans of Connecticut Yankee (Exhibit 10-85, Form 10-K of EUA for 1985, File No. 1-5366).

 10-26.05 -  Equity Funding Agreement for New England Hydro-Transmission
             Corporation dated as of June 1, 1985, between New England Hydro-Transmission Corporation and several New England electric utilities, including Montaup as amended as of May 1, 1986 and September 1, 1987 (Exhibits 10-96 and 10-97, Form 10-K of EUA for 1986, File No. 1-5366; Exhibit 10-116, Form 10-K of EUA for 1987,
             File No. 1-5366).

 10-27.05 -  Equity Funding Agreement for New England Hydro-Transmission
             Electric Company, Inc. dated as of June 1, 1985, between New England Hydro-Transmission Electric Company, Inc. and several New England electric utilities, including Montaup as amended as of May 1, 1986 and September 1, 1987 (Exhibits 10-98 and 10-99, Form 10-K of EUA for 1986, File No. 1-5366; Exhibit 10-117, Form 10-K of EUA for 1987, File No. 1-5366).

 10-28.05 -  Unit Power Agreement for the Sale of Unit Capacity and Energy from
             Ocean State Power Project to Montaup Electric Company dated as of May 14, 1986 as amended as of August 27, 1986, September 27, 1988, October 21, 1988, July 21, 1989, February 7, 1990 and December 21, 1990 (Exhibits 10-101 and 10-102, Form 10-K of EUA for 1986, File No. 1-5366; Exhibits 10-106 and 10-107, Form 10-K of EUA for 1988,
             File No. 1-5366; Exhibit 10-106, Form 10-K of EUA for 1989, File No. 1-5366; Exhibits 10-86 and 10-87, Form 10-K of Eastern Edison for 1990, File No. 0-8480).

 10-29.05 -  Power Purchase Agreement dated as of October 17, 1986, between
             Northeast Energy Associates and Montaup as amended as of June 28, 1989 (Exhibit 10-103, Form 10-K of EUA for 1986, File No. 1-5366;
             Exhibit 10-103, Form 10-K of EUA for 1989, File No. 1-5366).

 10-30.05 -  Settlement Agreement dated as of January 13, 1989 among Montaup,
             EUA Power, certain past and present owners of the Seabrook Project and Yankee Atomic Electric Company (Exhibit 10-110, Form 10-K of EUA for 1988, File No. 1-5366).

 10-31.05 -  Unit Power Agreement for the Sale of Second Unit Capacity and
             Energy from Ocean State Power Project to Montaup Electric Company dated as of September 28, 1988 as amended by an amendment dated July 21, 1989, and February 7, 1990 and a Supplemental Agreement dated July 21, 1989 (Exhibit 10-104, Form 10-K of EUA for 1989, File No. 1-5366; Exhibit No. 10-88, Form 10-K of Eastern Edison for 1990, File No. 0-8480).

 10-32.05 -  Purchase Power Contract between Newport and Montaup dated July 23,
             1963, as revised on March 23, 1983 (Exhibit 10-108, Form 10-K of EUA for 1990, File No. 1-5366).

 10-33.05 -  Purchase Power Contract between Newport and Montaup for Contract
             Demand Service effective May 1, 1983, as amended on July 1, 1983, December 28, 1983 and November 1, 1984 (Exhibit 10-89, Form 10-K of Eastern Edison for 1990, File No. 0-8480 and Exhibit 10-109, Form 10-K of EUA for 1990, File No. 1-5366).

 10-34.05 -  Power Contract (composite copy) between Yankee Atomic Electric
             Company and Montaup dated June 30, 1959 as revised April 1, 1975, as further amended October 1, 1980, April 1, 1985, May 6, 1988, June 26, 1989, July 1, 1989 and February 1, 1992 (Exhibit 10-6, Registration No. 2-72655; Exhibit 10-73, Form 10-K of EUA for 1985, File No. 1.5366; Exhibit 10-96, Form 10-K of EUA for 1988,
             File No. 1-5366; Exhibits 10-93 and 10-94, Form 10-K of EUA for 1989, File No. 1-5366; Exhibit 10-46 Form 10-K of Eastern Edison for 1992, File No. 0-8480).

 10-35.05 -  Memorandum of understanding by and between Canal Electric Company and Montaup Electric Company dated September 23, 1993 (Exhibit 10-39.05, Eastern Edison 10-K for 1993, File No. 0-8480).

 10-36.05 -  Ancillary Agreement by and between Algonquin Gas Transmission
             Company, Canal Electric Company and Montaup Electric Company dated October 8, 1993. (Exhibit 10-40.05 of Eastern Edison 10-K for 1993, File No. 0-8480).

*10-37.05 -  Amendment to 10-2.05 dated December 4, 1996.

*10-38.05 -  Thirty-third Amendment to 10-14.05 dated December 31, 1996.

*10-39.05 -  Seventh Amendment to 10-28.05 dated February 12, 1996.

*10-40.05 -  Eighth Amendment to 10-28.05 dated February 12, 1996.

*10-41.05 -  Third Amendment to 10-31.05 dated February 12, 1996.

*10-42.05 -  Fourth Amendment to 10-31.05 dated February 12, 1996.

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

Annual Reports to Shareholders:

*13-1.03  -  Annual Report to Shareholders of EUA for 1996, portions of which are incorporated by reference in this Annual Report on Form 10-K. Only the portions expressly so incorporated under PART II, Items 5, 6, 7 and 8 are to be deemed filed herewith.

*13-1.01  -  Annual Report to Shareholders of Blackstone for 1996, portions of which are incorporated by reference in this Annual Report on Form 10-K. Only the portions expressly so incorporated under PART II, Items 5, 6, 7 and 8 are to be deemed filed herewith.

*13-1.08  -  Annual Report to Shareholders of Eastern Edison for 1996, portions of which are incorporated by reference in this Annual Report on Form 10-K. Only the portions expressly so incorporated under PART II, Items 5, 6, 7 and 8 are to be deemed filed herewith.


Subsidiaries of  EUA:

 21-1.03  -  Direct subsidiaries of Eastern Utilities Associates and the state of organization of each are: Blackstone Valley Electric Company (Rhode Island), Eastern Edison Company (Massachusetts), EUA Cogenex Corporation (Massachusetts), EUA Service Corporation (Massachusetts), EUA Ocean State Corporation (Rhode Island), EUA Energy Investment Corporation (Massachusetts), Newport Electric Corporation (Rhode Island) and EUA Energy Services, Inc. (Massachusetts). Montaup Electric Company (Massachusetts) is a subsidiary of Eastern Edison Company. Each of the above subsidiaries does business under its indicated corporate name.

Consent of Experts and Counsel:

*23-1.03  -  Consent of Independent Accountants.


(b)  Reports on Form 8-K.

          On January 6, 1997, EUA filed a Current Report on Form 8-K with respect to Item 5 (Other Events).

          On January 6, 1997, Eastern Edison filed a Current Report on Form 8-K with respect to Item 5 (Other Events).

              [This page left blank intentionally]

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        Signature              Title                                  Date

EASTERN UTILITIES ASSOCIATES

By /s/  Richard M. Burns Comptroller                   March 17, 1997
        Richard M. Burns                           (Principal Accounting
                                                    Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Donald G. Pardus               Chairman and Chief Executive Officer
Donald G. Pardus                 (Principal Executive Officer) and Trustee

/s/John Stevens                   President and Chief Operating Officer
John R. Stevens                  (Principal Financial Officer) and Trustee

/s/ Richard M. Burns              Comptroller
Richard M. Burns                 (Principal Accounting Officer)


Russell A. Boss                   Trustee

/s/Paul J. Choquette, Jr.         Trustee
Paul J. Choquette, Jr.
                                                  March 17, 1997
/s/Peter S. Damon                 Trustee
Peter S. Damon

/s/Peter B. Freeman               Trustee
Peter B. Freeman

/s/Larry A. Liebenow              Trustee
Larry A. Liebenow

/s/Jacek Makowski                 Trustee
Jacek Makowski

Wesley W. Marple, Jr.             Trustee
Wesley W. Marple, Jr.

/s/Margaret M. Stapleton          Trustee
Margaret M. Stapleton

/s/W. Nicholas Thorndike          Trustee
W. Nicholas Thorndike



                [This page left blank intentionally]
                             SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Signature                Title                              Date

BLACKSTONE VALLEY ELECTRIC COMPANY


By/s/ Richard M. Burns       Vice President               March 17, 1997
   Richard M. Burns        (Principal Accounting Officer)

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


/s/Donald G. Pardus              Chairman of the Board and
Donald G. Pardus                 Director (Principal Executive Officer)


/s/John R. Stevens                Vice Chairman and Director
John R. Stevens                  (Principal Financial Officer)


/s/Richard M. Burns              Vice President
Richard M. Burns                 (Principal Accounting Officer)


/s/John D. Carney                President and Director
John D. Carney


/s/David H. Gulvin                Senior Vice President
David H. Gulvin                   and Director             March 17, 1997


/s/Robert G. Powderly             Executive Vice President and
Robert G. Powderly                Director


                [This page left blank intentionally]
                              SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         Signature                          Title
Date

EASTERN EDISON COMPANY

                                                       March 17, 1997
By/s/Richard M. Burns           Vice President
    Richard M. Burns           (Principal Accounting Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Donald G. Pardus               Chairman of the Board and Director
   Donald G. Pardus               (Principal Executive Officer)


/s/John R. Stevens                Vice Chairman and Director
   John R. Stevens                (Principal Financial Officer)

                                                             March 17, 1997
/s/Richard M. Burns               Vice President
   Richard M. Burns               (Principal Accounting Officer)


/s/John D. Carney                 President and Director
   John D. Carney

/s/David H. Gulvin                Senior Vice President
   David H. Gulvin                and Director

/s/Robert G. Powderly             Executive Vice President and
   Robert G. Powderly             Director


                [This page left blank intentionally]

  EASTERN UTILITIES ASSOCIATES AND SUBSIDIARY COMPANIES


            Item 14(a)(2).  Financial Statement Schedules

Schedule II
Eastern Utilities Associates and Subsidiary Companies
Valuation and Qualifying Accounts
(In Thousands)

        Column A                      Column B    Column C              Column D        Column E

                                                 Additions
                                                    (1)         (2)
                                      Balance at  Charged to  Charged                   Balance at
                                      Beginning   Costs and   to Other  Deductions-      End of
      Description                     of Period   Expenses    Accounts   Describe        Period
For the Year Ended December 31, 1996:
  Allowance for Doubtful Accounts        $690      $1,754      $292 <F1>  $1,760  <F2>    $976



For the Year Ended December 31, 1995:
  Allowance for Doubtful Accounts        $629      $1,217      $287 <F1>  $1,443  <F2>    $690



For the Year Ended December 31, 1994:
  Allowance for Doubtful Accounts        $613      $1,141      $277 <F1>  $1,402  <F2>    $629

<F1>  Recoveries of accounts previously written off.
<F2>  Principally Accounts Receivable written off.

                                                                     Schedule II
Blackstone Valley Electric Company
 Valuation and Qualifying Accounts
     (In Thousands)

        Column A                       Column B   Column C               Column D    Column E

                                                  Additions
                                                    (1)        (2)
                                       Balance at Charged to Charged                 Balance at
                                       Beginning  Costs and  to Other    Deductions-  End of
      Description                      of Period  Expenses   Accounts    Describe     Period
For the Year Ended December 31, 1996:
 Allowance for Doubtful Accounts         $127       $800       $232 <F1>  $1,008 <F2>   $151



For the Year Ended December 31, 1995:
  Allowance for Doubtful Accounts        $125       $585       $217 <F1>  $800 <F2>     $127



For the Year Ended December 31, 1994:
   Allowance for Doubtful Accounts       $158       $710       $213 <F1>   $956 <F2>    $125

<F1>  Recoveries of accounts previously written off.
<F2>  Principally Accounts Receivable written off.

                [This page left blank intentionally]

Report of Independent Accountants



To the Trustees and Shareholders of
Eastern Utilities Associates:


Our report on the consolidated financial statements of Eastern Utilities Associates and subsidiaries has been incorporated by reference in this Form 10-K from page 40 of the 1996 Annual Report to Shareholders of Eastern Utilities Associates. In connection with our audits of such consolidated financial statements, we have also audited the related consolidated financial statement schedule listed in Item 14 (a)(2) of this Form 10-K.

In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.








                                      /s/Coopers & Lybrand L.L.P.


Boston, Massachusetts
March 5, 1997



                   Report of Independent Accountants



To the Directors and Shareholder of
Blackstone Valley Electric Company:


Our report on the financial statements of Blackstone Valley Electric Company has been incorporated by reference in this Form 10-K from page 27 of the 1996 Annual Report of Blackstone Valley Electric Company. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14 (a)(2) of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.








                                     /s/Coopers & Lybrand L.L.P.

Boston, Massachusetts
March 5, 1997




                       [This page left blank intentionally]