Form 10-Q
period 1997-03-31
EASTERN UTILITIES ASSOCIATES
filed 1997-05-14
CIK 31224

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
   Washington, D.C.  20549

          FORM 10-Q

 (Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended                    March 31, 1997
                                 OR

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

    Yes...X.......No..........


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
              Class                          Outstanding at April 30, 1997
        Common Shares, $5 par value          20,435,997 shares

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
EASTERN UTILITIES ASSOCIATES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)

                                                           March 31,       December 31,
                                                               1997            1996
          ASSETS
         Utility Plant and Other Investments:
            Utility Plant in Service                     $ 1,068,009     $ 1,067,056
            Less:  Accumulated Provision for Depreciation
                       and Amortization                      359,912         350,816
            Net Utility Plant in Service                     708,097         716,240
            Construction Work in Progress                      8,533           3,839
                 Net Utility Plant                           716,630         720,079
            Investments in Jointly Owned Companies            71,747          71,626
            Non-Utility Plant - Net                           71,179          72,653
                 Total Plant and Other Investments           859,556         864,358
         Current Assets:
            Cash and Temporary Cash Investments                6,022          12,455
            Accounts Receivable, Net                          85,980          90,153
            Notes Receivable                                  28,158          24,691
            Fuel, Materials and Supplies                      12,600          14,131
            Other Current Assets                               7,799           7,668
                 Total Current Assets                        140,559         149,098
         Deferred Debits and Other Non-Current Assets        245,749         243,573
                 Total Assets                            $ 1,245,864     $ 1,257,029
         LIABILITIES AND CAPITALIZATION
         Capitalization:
            Common Shares, $5 Par Value                  $   102,180     $   102,180
            Other Paid-In Capital                            221,246         221,160
            Common Share Expense                              (3,931)         (3,931)
            Retained Earnings                                 54,257          52,404
                 Total Common Equity                         373,752         371,813
            Non-Redeemable Preferred Stock - Net               6,900           6,900
            Redeemable Preferred Stock - Net                  27,179          27,035
            Long-Term Debt - Net                             403,336         406,337
                 Total Capitalization                        811,167         812,085
         Current Liabilities:
            Long-Term Debt Due Within One Year                27,514          27,512
            Notes Payable                                     47,172          51,848
            Accounts Payable                                  30,572          33,811
            Taxes Accrued                                      4,112           3,004
            Interest Accrued                                   8,019           9,612
            Other Current Liabilities                         29,231          26,772
                 Total Current Liabilities                   146,620         152,559
         Deferred Credits and Other Non-Current Liabilities  122,635         123,209
         Accumulated Deferred Taxes                          165,442         169,176
                 Total Liabilities and Capitalization    $ 1,245,864     $ 1,257,029

            See accompanying notes to consolidated condensed financial statements.


  EASTERN UTILITIES ASSOCIATES
    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
  (In Thousands Except Number of Shares and Per Share Amounts)




                                                                       Three Months Ended
                                                                     March 31,
                                                                       1997          1996
        Operating Revenues                                         $  141,753    $  134,800
        Operating Expenses:
            Fuel                                                       29,471        23,195
            Purchased Power                                            32,509        30,003
            Other Operation and Maintenance                            41,342        40,730
            Depreciation and Amortization                              11,630        11,123
            Taxes Other Than Income                                     6,376         6,470
            Income Taxes - Current                                      8,915         6,272
                         - Deferred (Credit)                           (4,696)       (1,274)
                  Total                                               125,547       116,519
        Operating Income                                               16,206        18,281
        Other Income - Net                                              4,429         3,368
        Income Before Interest Charges                                 20,635        21,649
        Interest Charges:
            Interest on Long-Term Debt                                  8,226         8,649
            Other Interest Expense                                      1,594         1,620
            Allowance for Borrowed Funds Used
              During Construction (Credit)                               (240)         (546)
        Net Interest Charges                                            9,580         9,723
        Net Income                                                     11,055        11,926
        Preferred Dividends of Subsidiaries                               576           578
        Consolidated Net Earnings                                  $   10,479    $   11,348



        Weighted Average Number of
          Common Shares Outstanding                                20,435,997    20,436,755
        Consolidated Earnings Per
          Average Common Share                                     $     0.51    $     0.56

        Dividends Paid Per Share                                   $    0.415    $     0.40


        See accompanying notes to consolidated condensed financial statements.

  EASTERN UTILITIES ASSOCIATES
 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
    (In Thousands)

                                                                 Three Months Ended
                                                               March 31,
                                                                 1997          1996
    CASH FLOW FROM OPERATING ACTIVITIES:
    Net Income                                               $   11,055     $ 11,926
    Adjustments to Reconcile Net Income
       to Net Cash Provided from Operating Activities:
          Depreciation and Amortization                          13,153       13,181
          Deferred Taxes                                         (4,600)        (877)
          Non-cash (Gains)/Expenses on Sales of Investments
            in Energy Savings Projects                            2,652          928
          Investment Tax Credit, Net                               (300)        (302)
          Allowance for Funds Used During Construction              (46)         (40)
          Coll. and sales of project notes and leases rec.        2,605        1,587
          Other - Net                                               337         (420)
    Change in Operating Assets and Liabilities                    3,024        6,777
    Net Cash Provided From Operating Activities                  27,880       32,760

    CASH FLOW FROM INVESTING ACTIVITIES:
       Construction Expenditures                                (20,373)      (14,733
       Collections on Notes and Lease Rec. of EUA Cogenex         2,922          552
       Equity Investment in Joint Ventures                         (107)         (75)
    Net Cash (Used in) Investment Activities                    (17,558)      (14,256

    CASH FLOW FROM FINANCING ACTIVITIES:
       Redemptions:
          Long-Term Debt                                         (3,022)      (3,019)
       Premium on Reacquisition and Financing Expenses                0           (5)
       EUA Common Share Dividends Paid                           (8,482)      (8,175)
       Subsidiary Preferred Dividends Paid                         (576)        (578)
       Net (Decrease) Increase in Short-Term Debt                (4,675)       2,980
    Net Cash (Used in) Financing Activities                     (16,755)      (8,797)
    Net (Decrease) Increase in Cash and Temp. Cash Investments   (6,433)       9,707

    Cash and Temporary Cash Investments at Beginning of Period   12,455        4,060

    Cash and Temporary Cash Investments at End of Period     $    6,022     $ 13,767

    Supplemental disclosures of cash flow information:
       Cash paid during the period for:
          Interest (Net of Capitalized Interest)             $   10,086     $  8,543
          Income Taxes                                       $    7,263     $    973
    Supplemental schedule of non-cash investing activities:
       Conversion of Investments in Energy Savings
         Projects to Notes and Leases Receivable             $    2,189     $    712


See accompanying notes to consolidated condensed financial statements.


                    EASTERN UTILITIES ASSOCIATES
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


     The accompanying Notes should be read in conjunction with the Notes to Consolidated Financial Statements incorporated in the Eastern Utilities Associates (EUA or the Company) 1996 Annual Report on Form 10-K.

Note A - In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996. Certain reclassifications have been made to prior period financial statements to conform to current period classifications. The year-end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required under generally accepted accounting principles.

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

          The NRC has raised numerous issues with respect to Millstone III and certain of the other nuclear units in which Northeast and its subsidiaries, either individually or collectively, have the largest ownership shares, including Connecticut Yankee (see "Connecticut Yankee" below).

          In July 1996, Northeast reported that it was responding to a series of requests from the NRC seeking assurance that the Millstone III unit would be operated in accordance with the terms of its operating license and other NRC requirements and regulations and dealing with a series of issues that Northeast has identified in the course of these reviews. Providing these assurances and addressing these issues were components of an Operational Readiness Plan which was submitted to the NRC on July 2, 1996 and is presently being implemented.

          On October 18 1996, the NRC informed Northeast that it was establishing a Special Projects Office to oversee inspection and licensing activities at Millstone. The Special Projects Office is responsible for (1) licensing and inspection activities at Northeast's Connecticut plants, (2) oversight of an Independent Corrective Action The ICAVP for Millstone III is scheduled to begin in May of 1997. The ICAVP is an external review process that is necessary prior to the restart of the unit.

          On October 24, 1996 the NRC issued another order directing that prior to restart of Millstone III, Northeast submit a plan for disposition of safety issues raised by employees and retain an independent third-party to oversee implementation of this plan. This third-party oversight will continue until the situation is corrected.

          Northeast expects that one of the three Millstone units will be ready for restart in the third quarter of 1997, one in the fourth quarter of 1997 and one in the first quarter of 1998. Subject to final NRC reviews and inspections, Northeast expects that at least one of the units will be back on line by the end of 1997.

          In March of 1997, Northeast announced that Millstone III has been designated as the lead unit in the recovery process of the three Millstone nuclear units that are currently out of service. Millstone III is the largest of the three units currently out of service, and its return to service will most benefit the energy needs of the New England region.

          On May 8, 1997, Northeast presented a revised 1997 budget for Millstone III which included significant increases in operation and maintenance (O&M) expenses. Montaup's share of the revised O&M budget is approximately $10.4 million, approximately $4.4 million more than originally expected and $3.2 million more than O&M expenditures in 1996.

          While Millstone III is out of service, Montaup will incur incremental replacement power costs estimated at $0.5 million to $0.7 million per month. Montaup bills its replacement power costs through its fuel adjustment clause, a wholesale tariff jurisdictional to the Federal Energy Regulatory Commission (FERC). However, there is no comparable clause in Montaup's FERC-approved rates which at this time would permit Montaup to recover its share of the incremental operation and maintenance costs incurred by Northeast.

          EUA cannot predict the ultimate outcome of the NRC inquiries or the impact which they may have on Montaup and the EUA system. Montaup is also evaluating its rights and obligations under the various agreements relating to the ownership and operation of Millstone III.

          Connecticut Yankee:

          Connecticut Yankee, a 582-mw nuclear unit, was taken off-line in July 1996 because of issues related to certain containment air recirculation and service water systems. Montaup has a 4.5% equity ownership in Connecticut Yankee with a book value of $5.0 million at March 31, 1997.

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

          Maine Yankee:

          On June 7, 1996, the NRC commissioned an independent Safety Assessment Team to assess the conformance of the Maine Yankee Atomic Power Station to its design and licensing basis. Montaup holds a 4.0% ownership interest in the Maine Yankee Unit. On October 7, 1996, the NRC released an Independent Safety Assessment (ISA) report. In evaluating the Plant's conformance to its licensing basis, the report concluded that Maine Yankee was in general conformance with its licensing basis although significant items of nonconformance were identified stemming from two closely related root causes: (1) economic pressure to be a low-cost energy provider had limited available resources to address corrective actions and some improvements, and (2) a questioning culture was lacking, which had resulted in a failure to identify or promptly correct significant problems in areas perceived by Maine Yankee to be of low safety significance.

          A letter to Maine Yankee from the Chair of the NRC accompanying the ISA report directed Maine Yankee to provide to the NRC its plans for addressing the root causes of the deficiencies identified by the ISA.

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

          In February 1997, Maine Yankee and Entergy Nuclear, Inc. (Entergy) signed a contract for Entergy to provide management services including plant operations at the Maine Yankee plant through September 1997. Maine Yankee and Entergy have been discussing the possibilities of a longer term contract.

          On March 7, 1997, Maine Yankee submitted its Restart Readiness Plan
          (RRP) to the NRC. The RRP is subject to public participation and comment prior to NRC approval. Maine Yankee expects the unit to be out of service until at least August 1997, but cannot predict when or whether all regulatory and/or operational issues will be satisfactorily resolved.

          The owners of Maine Yankee continue to evaluate the impact of substantially increased maintenance costs on the economic viability of the unit.

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

Overview

     Consolidated net earnings for the first quarter of 1997 were $10.5 million
compared to first quarter 1996 net earnings of $11.3 million.   Net Earnings
contributions by Business Unit for the first three months of 1997 and 1996 were as follows (in thousands):

                                  Three Months Ended March 31,

                                              1997        1996
    Core Electric Business                 $10,901     $11,613
    Energy Related Business                  (510)         (92)
    Corporate                                   88        (173)
       Consolidated                        $10,479     $11,348


     The decrease in the net earnings contribution of the Core Electric Business in the first quarter of 1997 was primarily due to decreased kilowatthour (kWh) sales. Total primary kWh sales decreased by 2.9% in this year's first quarter, mainly weather related. Peak demands for electricity decreased 4.2% in this year's first quarter.

     Net Earnings of our Energy Related Business Unit decreased by approximately $400,000 in the first quarter of 1997 as compared to the same period of a year ago. This decrease is primarily due to increased expenses of the BIOTEN partnership, largely marketing related. As anticipated, EUA Cogenex operated at a loss of approximately $600,000 in the first quarter of 1997, approximately one-half of the operating loss experienced in the fourth quarter of 1996. The improvement in new contract sales experienced in this year's first quarter is expected to contribute to earnings in the second half of 1997. The first quarter operating loss was offset somewhat by a net gain of approximately $500,000 resulting from a change in EUA Cogenex pension and post-retirement welfare benefit plans. These benefit plan changes will result in significant on-going expense savings.

     The change in the earnings contribution of the Corporate Business Unit is due primarily to lower interest expense and increased intercompany interest income.

Operating Revenues

    Operating Revenues for the first three months of 1997 increased by approximately $7.0 million to approximately $141.8 million when compared to the same period of 1996. Operating Revenues by Business Unit for the first quarter of 1997 and 1996 were as follows (in thousands):

                                  Three Months Ended March 31,

                                              1997        1996
    Core Electric Business                $128,224    $122,204
    Energy Related Business                 13,529      12,596
    Corporate                                    0           0
       Consolidated                       $141,753    $134,800


     Core Electric Business revenues increased $6.0 million due primarily to recoveries of increased fuel, purchased power and conservation and load management (C&LM) expenses aggregating approximately $8.0 million, and base rate increases for Blackstone Valley Electric Company (Blackstone) and Newport Electric Corporation (Newport) pursuant to the Rhode Island Utility
Restructuring Act of 1996 (URA)   These increases were offset by the impacts of
decreased kWh sales and peak demand billings.

     EUA Cogenex revenues, which account for nearly all of the Energy Related Business Unit revenues, increased by approximately $900,000 due primarily to an increase of $1.6 million in partnership project sales offset somewhat by a decrease in EUA Day Division revenues in the first quarter.

Operating Expenses

     Fuel expense of the Core Electric Business for the first quarter of 1997 increased from that of the same period in 1996 by approximately $6.3 million or 27.1%. Outages of nuclear units in this year's first quarter contributed to a greater dependance on higher cost fossil fuels for energy requirements, resulting in a 27.7% increase in average fuel costs. This increase was offset somewhat by decreased energy requirements for the period.

     Purchased Power expense for the first quarter of 1997 increased $2.5 million or 8.4% as compared to last year's first quarter. Higher costs billed to Montaup by Maine Yankee, Connecticut Yankee, and Ocean State Power in 1997's first quarter were primarily responsible for this change.

     Other Operation and Maintenance (O&M) expenses for the quarter ended March 31, 1997 increased approximately $600,000 or 1.5% from the same period in 1996 due to the following: Direct expenses of the Core and Corporate Business units decreased by approximately $800,000 in this year's first quarter due primarily to decreased customer accounts expense of approximately $400,000 and decreased distribution expenses aggregating approximately $300,000.

     Indirect expenses, items in which we have limited short-term control or items which are fully recovered in rates, increased by approximately $800,000 in the first quarter of 1997 as compared to the same period of 1996. This change was due primarily to increased jointly owned unit expenses of approximately $1.6 million, $1.0 million of which is related to the Millstone III outage, partially offset by decreases in C&LM expenses of approximately $400,000 and decreased employee benefits expenses of approximately $300,000.

     Expenses of the Energy Related Business unit increased by $600,000 for the period. This increase is primarily due to increased marketing-related expenses of the BIOTEN partnership.

Depreciation and Amortization Expense

     Depreciation and Amortization expense increased $500,000 or 4.6% in the first quarter of 1997 when compared to last year's first quarter due largely to increased Core Electric plant in service.

Other Income and (Deductions) - Net

     Other Income and (Deductions) - Net increased by approximately $1.1 million in this year's first quarter. This increase is due primarily to interest income related to the favorable resolution of a Massachusetts corporate income tax dispute and the impact of changes to EUA Cogenex pension and post-retirement welfare benefit plans.

Interest Charges

     Net interest charges decreased by approximately $100,000 in the first quarter of 1997 due primarily to a decrease of $400,000 in long-term debt interest resulting from the operation of normal sinking fund provisions offset by a decrease in capitalized interest of EUA Cogenex of approximately $300,000.

Liquidity and Sources of Capital

     The EUA System's need for permanent capital is primarily related to investments in facilities required to meet the needs of its existing and future customers.

     Traditionally, cash construction requirements not met with internally generated funds are financed through short-term borrowings which are ultimately funded with permanent capital. At March 31, 1997, EUA System companies maintained short-term lines of credit with various banks aggregating approximately $140 million. Outstanding short-term debt at March 31, 1997 and December 31, 1996 by Business Unit was as follows (in Thousands):

                                March 31, 1997  December 31, 1996
    Core Electric Business             $ 9,103         $ 3,670
    Energy Related Business             28,412          24,341
    Corporate                            9,657          23,837
       Consolidated                    $47,172         $51,848

    For the three months ended March 31, 1997, internally generated funds amounted to approximately $15.3 million while the EUA System's cash construction requirements amounted to approximately $20.4 million for the same period. Various laws, regulations and contract provisions limit the use of EUA's internally generated funds such that the funds generated by one subsidiary are not generally available to fund the operations of another subsidiary.

Electric Utility Industry Restructuring

     On August 7, 1996 the Governor of Rhode Island signed into law the URA. The URA provides for customer choice of electricity supplier to be phased-in commencing July 1, 1997 for large manufacturing customers, certain new commercial and industrial customers, and State of Rhode Island accounts. By July 1, 1998, or sooner, all customers will have retail access. Under the URA the local distribution company will retain the responsibility of providing distribution services to the ultimate electricity consumer within its franchised service territory. For customers who choose not to choose, the local distribution company would arrange for supply at a non-discriminatory, "standard offer" price. Distribution companies will also be providers of last resort, required to arrange for supply at prevailing market prices for customers who are unable to obtain their own supply.

     The URA provides for full recovery of prudently incurred embedded generation costs that might not be recovered in a competitive electric generation market, commonly referred to as "stranded costs," through a non-bypassable transition charge initially set at 2.8 cents per kWh through December 31, 2000. The transition charge recovers, among other things, costs of depreciated generation, net of its market value, regulatory assets, nuclear decommissioning costs and above market payments to power suppliers. The costs of net, above-market generation assets and regulatory assets will be recovered, with a return, through a fixed component of the transition charge from July 1, 1997, through December 31, 2009. A variable component of the transition charge will recover, on a reconciling basis, among other things, nuclear decommissioning and above market purchased power commitments from July 1, 1997, through the life of the respective unit or contract. The URA also provides for commitments to demand side management initiatives and renewables, low income customer protections, divestiture of at least 15% of owned non-nuclear generating units as a valuation basis for mitigation of stranded cost recovery, and performance based rate-making standards for electric distribution companies. These performance based standards provide for a 6% minimum and an approximate 12% maximum allowed return on equity for Blackstone and Newport, EUA's Rhode Island Distribution Companies (R.I. Distribution Companies). In addition, the URA provides for adjustments to electric distribution companies' base rates using the prior year's Consumer Price Index and other performance factors. Under this provision of the law, base rates were increased 1.88% for customers of Blackstone, and 2.18% for our Newport customers effective January 1, 1997.

     The implementation of the URA requires approvals from applicable regulatory agencies, including the Federal Energy Regulatory Commission (FERC), the Rhode Island Public Utilities Commission (RIPUC), and the Securities and Exchange Commission (SEC).

      In February 1997, Blackstone, Newport and Montaup reached a settlement in principle with the Rhode Island Division of Public Utilities and Carriers and the state's Attorney General and filed a Memorandum of Understanding (MOU) with the RIPUC in March 1997 outlining the terms of the settlement. In addition to complying with the URA, the settlement provides for an immediate 10% rate reduction and the filing of a plan to divest all of Montaup's generating assets, and is similar in many respects to the settlement negotiated in Massachusetts, described below.

     On December 23, 1996, Eastern Edison and Montaup reached an agreement in principle with the Attorney General of Massachusetts and the Massachusetts Department of Energy Resources and filed a MOU with the Massachusetts Department of Public Utilities (MDPU) outlining the terms of a plan, similar in many aspects to the URA, which would allow retail customers to choose their supplier of electricity in 1998 and provide Eastern Edison and Montaup full recovery of "stranded costs."

     The agreement envisions that all of Eastern Edison's customers will have the ability to choose an alternative supplier of electricity beginning January 1, 1998. Until a customer chooses an alternative supplier, that customer would receive "standard offer" service which would be priced to guarantee at least a 10% savings from today's electricity rates. Eastern Edison would be required to arrange for "standard offer" service and would purchase power for "standard
offer" service from suppliers through a competitive bidding process.   The
agreement is also designed to achieve full divestiture of Montaup's generating assets via implementation of a plan, to be submitted to the MDPU by July 1, 1997, that would require (1) separation by Montaup of its generating and transmission businesses and (2) full market valuation and sale of all generating assets through an auction or equivalent process, to be conducted by an independent third party.

     Upon the commencement of retail choice in Massachusetts, Montaup's FERC approved, all-requirements wholesale contract with Eastern Edison would be terminated. In its place, Montaup will bill Eastern Edison a Contract Termination Charge (CTC) designed to recover the cost of Montaup's above market, embedded generation commitments to serve Eastern Edison's customers, with a return. Eastern Edison will recover the CTC through a non-bypassable transition access charge to all of its distribution customers. The transition access charge would be reduced by the fair market value of Montaup's generating assets as determined by selling, spinning off, or otherwise disposing of such generating facilities.

     Embedded costs associated with generating plants and regulatory assets would be recovered, with a return, over a period of 12 years. Purchased power contracts and nuclear decommissioning costs would be recovered as incurred over the life of those obligations, a period expected to extend beyond 12 years.
The initial transition access charge would be set at 3.04 cents per kWh through December 31, 2000, and is expected to decline thereafter.

     The agreement also establishes performance-based regulation for Eastern Edison, incorporating a floor and cap on allowed return on equity. Under the agreement, Eastern Edison's distribution rates would be frozen until December 31, 2000. Subsequent to the commencement of retail choice, Eastern Edison's annual return on equity would be subject to a floor of 6% and a ceiling of 11.75%.

     In addition to MDPU approval of the agreement, implementation is also subject to the approval of FERC. Any disposition of generation assets resulting from the agreements or the URA would also require the approval of the SEC under the Public Utility Holding Company Act of 1935.

     On May 1, 1997, Montaup and the R.I. Distribution Companies jointly filed amendments to the FERC-approved all-requirements power contracts between Montaup and the R.I. Distribution Companies, respectively, with FERC. The filing included a calculation for a CTC to recover stranded costs and a provision for standard offer service for resale to retail customers who do not choose an alternate generation supplier. These provisions are intended to ulimately replace the current services offered by the all-requirements contracts upon full retail access pursuant to the URA. EUA intends to amend this filing once settlement negotiations have concluded in Rhode Island and Massachusetts. The filing also includes "hold harmless" provisions for Montaup's other wholesale customers and for retail customers of the R.I. Distribution Companies, which allow for recovery of any of Montaup's lost revenues during the initial phases of retail access in Rhode Island. This filing allows the R.I. Distribution Companies to implement on July 1, 1997 the phase-in provisions of the URA and to avoid any cross subsidies by their retail customers who are excluded from the groups of customers given retail choice prior to the final phase and by Montaup's other customers.

     Negotiations in both Massachusetts and Rhode Island on final settlement terms regarding electric utility industry restructuring, including the CTC, are continuing, subsequent to which formal filings will be made to the MDPU and RIPUC for approval. It is EUA's intent to file both Massachusetts and Rhode Island settlements with FERC for approval of amendments to the all-requirements wholesale contracts contained in the respective settlements.

     Historically, electric rates have been designed to recover a utility's full costs of providing electric service including recovery of investment in plant assets. Also, in a regulated environment, electric utilities are subject to certain accounting rules that are not applicable to other industries.
These accounting rules allow regulated companies, in appropriate circumstances, to establish regulatory assets and liabilities, which defer the current financial impact of certain costs that are expected to be recovered in future rates. The SEC has raised issues concerning the continued applicability of these standards with certain other electric utilities in other states facing restructuring. EUA believes that its Core Electric operations will continue to meet the criteria established in these accounting standards.

     However, the potential exists that the final outcome of state and federal agency determinations could result in EUA no longer meeting the criteria of these accounting standards which could trigger the discontinuance of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (FAS71). Should it be required to discontinue the application of FAS71, EUA would be required to take an immediate write-down of the affected assets in accordance with FAS101, "Accounting for the Discontinuation of Application of FAS71."

     In addition, if legislative or regulatory changes and/or competition result in electric rates which do not fully recover the company's costs, a write-down of plant assets could be required pursuant to Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

Other

     EUA occasionally makes projections of expected future performance or statements of its plans, objectives and new business opportunities which are forward-looking statements under federal securities law. Actual results could differ materially from those discussed and there can be no assurance that such estimates of future results will be achieved.

Item 5.   Other Information

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

     - a NOPR requesting comment on replacing the single tariff contained in the final open access rule with a capacity reservation tariff that would reveal how much transmission is available at any given time.

     Open-access transmission tariffs for point-to-point and network service were filed with FERC by Montaup in February 1996 and became effective April 21, 1996, subject to refund, for a period of at least one year. The rates in the tariffs were the subject of a settlement agreement which was filed on June 14, 1996. Montaup amended its filing on July 9, 1996 to modify its terms and conditions in conformance with FERC's order. These tariffs are in compliance with FERC's April 24th rulings.

     On November 13, 1996, FERC issued a final order on the non-rate terms and conditions of Montaup's open access transmission tariff. Montaup was required to provide a more detailed description of the method used to compute available transmission capability. FERC has not taken any action on the rates portion of the tariff.

     On December 31, 1996, Montaup filed revisions to its Open Access Transmission tariff necessary to comply with FERC's order on September 11, 1996, which dealt with use rights of High Voltage Direct Current (HVDC) interconnection transmission facilities with the Hydro Quebec system. On January 21,1997, Montaup filed revisions to its Open Access Transmission tariff to coincide with the New England Power Pool (NEPOOL) Open Access Transmission tariff filed on December 31, 1996 (see below) which became effective March 1, 1997, subject to refund and the issuance of further orders. On April 2, 1997, Montaup filed additional revised tariff sheets to update the filing's formula rate for local network service.

     On January 3, 1997, as required by FERC in Order No. 889, Montaup filed its Standards of Conduct Implementation Procedures detailing Montaup's compliance with the requirements of FERC's standards. Coincident with this filing, Montaup complied with OASIS's requirements as part of a regionwide OASIS in NEPOOL.

     On March 4, 1997 FERC issued Orders 888A and 889A which reaffirms the legal and policy bases in which Orders 888 and 889 are grounded and addresses interventions that were filed in response to Orders 888 and 889. As a result, compliance tariffs must be filed by July 14, 1997.

     In addition to the above transmission tariffs filings, the EUA System companies have been actively involved in the restructuring of NEPOOL. NEPOOL is a voluntary organization open to any person engaged in the electric business such as investor-owned utilities, municipals, cooperative utilities, power marketers, brokers and load aggregators. On December 31, 1996, NEPOOL, on behalf of its participants, filed a restructuring proposal with the FERC. The NEPOOL restructuring proposal is the product of over two years of intense discussions, deliberations and negotiations among the over 130 NEPOOL member participants and many non-participants, including New England state regulators. The key elements of the restructuring proposal are the implementation of a regional NEPOOL Open Access Transmission Tariff (NEPOOL Tariff), the creation of an Independent System Operator (ISO), and the restatement of the NEPOOL Agreement to establish a broader governance structure for NEPOOL and to develop a more open competitive market structure.

     The NEPOOL Tariff, which became effective on March 1, 1997, ensures non-discriminatory open access to the regional transmission network by providing a single rate for all transactions that utilize the NEPOOL's bulk power transmission facilities. The NEPOOL Tariff promotes competition in the New England power market through its non-pancaked rate structure. All regional service within NEPOOL, except for wheeling through or out, is to be provided as a network service.

     NEPOOL is in the process of transferring operational control of the New England bulk power system to the ISO, a newly created non-profit Delaware corporation. The ISO's primary responsibility is to ensure system reliability, administer the NEPOOL Tariff, and oversee the efficient and competitive functioning of the regional power market. The selection of the ISO's
Board of Directors was announced in April 1997.

     To give market participants more choice and to foster competition, the restructured NEPOOL proposes the unbundling of electric service in the NEPOOL control area. The restructured NEPOOL calls for the development of competitive wholesale markets for installed capability, operable capability, energy, and reserves. These wholesale products will be market priced based on bid clearing pricing rather than the current cost-based pricing. Market participants will be able to transfer their responsibility for these products by buying or selling these various services through bilateral transactions or through the regional power exchange that will be administered through the ISO. Implementation of the installed capability market is planned for November 1997, the operable capability and energy markets are planned for April 1998, and the reserve markets will follow later in 1998.

     In general, the EUA System companies support the changes to NEPOOL because much of the cross subsidies for sharing costs will be eliminated. These changes will have an impact on the EUA System operating revenues and costs as NEPOOL transitions from a cost based to a bid based system.


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits - None

     (b) Reports on Form 8-K - On January 6, 1997, the Registrant filed a current report of Form 8-K with respect to Item 5 (Other Events).




                                SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Eastern Utilities Associates
                                                (Registrant)



Date:  May 14, 1997                     /s/ Richard M. Burns
                                        Richard M. Burns
                                        (on behalf of the Registrant and
                                        as Chief Accounting Officer)