Form 10-Q
period 1997-06-30
EASTERN UTILITIES ASSOCIATES
filed 1997-08-14
CIK 31224

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
   Washington, D.C.  20549

          FORM 10-Q

 (Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended                    June 30, 1997

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

    Yes...X.......No..........


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
              Class                          Outstanding at July 31, 1997
        Common Shares, $5 par value          20,435,997 shares



PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

EASTERN UTILITIES ASSOCIATES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)

                                                 June 30,       December 31,
ASSETS                                             1997            1996
Utility Plant and Other Investments:
   Utility Plant in Service                     $ 1,067,573     $ 1,067,056
   Less:  Accumulated Provision for Depreciation
              and Amortization                      368,163         350,816
   Net Utility Plant in Service                     699,410         716,240
   Construction Work in Progress                     12,523           3,839
        Net Utility Plant                           711,933         720,079
   Investments in Jointly Owned Companies            72,611          71,626
   Non-Utility Plant - Net                           64,703          72,653
        Total Plant and Other Investments           849,247         864,358
Current Assets:
   Cash and Temporary Cash Investments                7,575          12,455
   Accounts Receivable, Net                          90,140          90,153
   Notes Receivable                                  25,542          24,691
   Fuel, Materials and Supplies                      11,620          14,131
   Other Current Assets                              11,265           7,668
        Total Current Assets                        146,142         149,098
Deferred Debits and Other Non-Current Assets        247,708         243,573
        Total Assets                            $ 1,243,097     $ 1,257,029
LIABILITIES AND CAPITALIZATION
Capitalization:
   Common Shares, $5 Par Value                  $   102,180     $   102,180
   Other Paid-In Capital                            221,329         221,160
   Common Share Expense                              (3,931)         (3,931)
   Retained Earnings                                 51,566          52,404
        Total Common Equity                         371,144         371,813
   Non-Redeemable Preferred Stock - Net               6,900           6,900
   Redeemable Preferred Stock - Net                  27,324          27,035
   Long-Term Debt - Net                             380,643         406,337
        Total Capitalization                        786,011         812,085
Current Liabilities:
   Long-Term Debt Due Within One Year                47,515          27,512
   Notes Payable                                     56,105          51,848
   Accounts Payable                                  31,079          33,811
   Taxes Accrued                                      2,956           3,004
   Interest Accrued                                   8,184           9,612
   Other Current Liabilities                         26,740          26,772
        Total Current Liabilities                   172,579         152,559
Deferred Credits and Other Non-Current Liabilities  118,887         123,209
Accumulated Deferred Taxes                          165,620         169,176
        Total Liabilities and Capitalization    $ 1,243,097     $ 1,257,029

See accompanying notes to consolidated condensed financial statements.

EASTERN UTILITIES ASSOCIATES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In Thousands Except Number of Shares and Per Share Amounts)



                                    Three Months Ended     Six Months Ended
                                         June 30,              June 30,
                                    1997        1996      1997        1996
Operating Revenues                $138,856    $122,785  $280,609   $257,585
Operating Expenses:
  Fuel                              23,663      17,464    53,134     40,659
  Purchased Power                   30,207      28,613    62,716     58,616
  Other Operation and Maint.        52,356      49,211    93,698     89,941
  Early Retirement Offer             1,416           0     1,416
  Depreciation and Amort.           11,494      11,675    23,124     22,798
  Taxes - Other Than Income          5,963       5,939    12,339     12,409
  Income Taxes - Current             2,602         530    11,517      6,802
               - Deferred            (172)       (671)   (4,868)    (1,945)
        Total                      127,529     112,761   253,076    229,280
Operating Income                    11,327      10,024    27,533     28,305
Other Income - Net                   4,972       3,032     9,401      6,400
Income Before Int. Charges          16,299      13,056    36,934     34,705
Interest Charges:
 Interest on Long-Term Debt          8,193       8,620    16,419     17,269
 Other Interest Expense              1,838       1,576     3,432      3,196
 All. for Borrowed Funds Used
   During Construction (Credit)       (242)       (439)     (482)      (985)
Net Interest Charges                 9,789       9,757    19,369     19,480
Net Income                           6,510       3,299    17,565     15,225
Preferred Dividends of Subs.           577         578     1,153      1,157
Consolidated Net Earnings          $ 5,933     $ 2,721  $ 16,412   $ 14,068




Weighted Average Number of
  Common Shares Outstanding     20,435,997   20,436,997 20,435,997  20,436,438
Consolidated Earnings Per
  Average Common Share             $  0.29      $  0.13     $ 0.80     $  0.69

Dividends Paid                     $ 0.415      $ 0.415     $ 0.83     $ 0.815



    See accompanying notes to consolidated condensed financial statements.

EASTERN UTILITIES ASSOCIATES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                        Six Months Ended
                                                            June 30,
                                                        1997          1996
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                          $   17,565     $ 15,225
Adjustments to Reconcile Net Income
  to Net Cash Provided from Operating Act.:
      Depreciation and Amortization                     26,206       26,542
      Deferred Taxes                                    (4,753)      (1,472)
      Non-cash Expenses on Sales of Inv.
        in Energy Savings Projects                       9,809        2,350
      Investment Tax Credit, Net                          (601)        (604)
      Allowance for Funds Used During Construction         (59)        (102)
      Coll. and sales of project notes and leases rec.   4,690        3,954
      Other - Net                                       (2,186)       5,849
Change in Operating Assets and Liabilities              (8,230)       1,243
Net Cash Provided From Operating Activities             42,441       52,985

CASH FLOW FROM INVESTING ACTIVITIES:
  Construction Expenditures                            (34,068)     (33,046)
  Coll. on Notes and Lease Rec. of EUA Cogenex           6,560        2,149
  Increase in Other Investments                           (221)      (4,036)
  Net Cash Used in Investment Activities               (27,729)     (34,933)

CASH FLOW FROM FINANCING ACTIVITIES:
  Redemptions:
     Long-Term Debt                                     (5,734)      (5,737)
     Premium on Reacquisition and Fin. Expenses                          (6)
     EUA Common Share Dividends Paid                   (16,962)     (16,656)
     Subsidiary Preferred Dividends Paid                (1,153)      (1,157)
     Net Increase in Short-Term Debt                     4,257        8,641
Net Cash Used in Financing Activities                  (19,592)     (14,915)
Net (Decrease) Inc. in Cash and Temp. Cash Inv.         (4,880)       3,137

Cash and Temporary Cash Inv. at Beg.                    12,455        4,060

Cash and Temporary Cash Inv. at End of Period        $   7,575     $  7,197

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Interest (Net of Capitalized Interest)        $  18,692     $ 17,742
        Income Taxes                                 $  14,499     $ 10,987
Supplemental schedule of non-cash inv. act.:
    Conversion of Investments in Energy Savings
      Projects to Notes and Leases Receivable        $   3,114     $  3,195


 See accompanying notes to consolidated condensed financial statements.




                    EASTERN UTILITIES ASSOCIATES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


     The accompanying Notes should be read in conjunction with the Notes to Consolidated Financial Statements incorporated in the Eastern Utilities Associates (EUA or the Company) 1996 Annual Report on Form 10-K and the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997.


Note A - In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of June 30, 1997 and December 31, 1996, and the results of operations for the three and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996. The year-end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required under generally accepted accounting principles.

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

Note C -  Commitments and Contingencies:

          Recent Nuclear Regulatory Commission (NRC) Actions

          Millstone III:

          Montaup has a 4.01% ownership interest in Millstone III, an 1154-mw nuclear unit that is jointly owned by a number of New England utilities, including subsidiaries of Northeast Utilities (Northeast). Northeast is the lead participant in Millstone III. On March 30, 1996, it was necessary to shut down the unit following an engineering evaluation which determined that four safety-related valves would not be able to perform their design function during certain postulated events.

          The NRC has raised numerous issues with respect to Millstone III and certain of the other nuclear units in which Northeast and its subsidiaries, either individually or collectively, have the largest ownership shares, including Connecticut Yankee (see "Connecticut Yankee" below).

          In July 1996, Northeast reported that it was responding to a series of requests from the NRC seeking assurance that the Millstone III unit would be operated in accordance with the terms of its operating license and other NRC requirements and regulations and dealing with a series of issues that were identified in the course of these reviews. Providing these assurances and addressing these issues were components of an Operational Readiness Plan which was submitted to the NRC on July 2, 1996 and is presently being implemented.

          On October 18, 1996, the NRC informed Northeast that it was establishing a Special Projects Office to oversee inspection and licensing activities at Millstone. The Special Projects Office is responsible for (1) licensing and inspection activities at Northeast's Connecticut plants, (2) oversight of an Independent Corrective Action Verification Program (ICAVP); (3) oversight of Northeast's corrective actions related to safety issues involving employee concerns, and (4) inspections necessary to implement NRC oversight of the plants' restart activities.

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

          The ICAVP for Millstone III began in May of 1997 and is ongoing. The ICAVP is an external review process that is necessary prior to the restart of the unit.

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

          Montaup pays its share of Millstone III's O&M expenses on a reservation of right basis. The fact that Montaup makes payment for these expenses is not an admission of financial responsibility for expenses incurred or to be incurred due to the outage.

          In August of 1997, nine non-operating owners, including Montaup, who together own approximately 19.5% of Millstone III, filed a demand for arbitration against Connecticut Light and Power (CL&P) and Western Massachusetts Electric Company (WMECO) as well as lawsuits against Northeast and its Trustees. CL&P and WMECO, owners of approximately 65% of Millstone III, are Northeast subsidiaries which agreed to be responsible for the proper operation of the unit.

          The non-operating owners of Millstone III claim that Northeast and its subsidiaries failed to comply with NRC regulations, failed to operate the facility in accordance with good utility operating practice and attempted to conceal their activities from the non-operating owners and the NRC. The arbitration and lawsuits seek to recover costs associated with replacement power and O&M costs resulting from the shutdown of Millstone III. The non-operating owners conservatively estimate that their losses will exceed $200 million.

          EUA cannot predict the ultimate outcome of the NRC inquiries or legal proceedings brought against CL&P, WMECO and Northeast or the impact which they may have on Montaup and the EUA system.

          Connecticut Yankee:

          Connecticut Yankee, a 582-mw nuclear unit, was taken off-line in July 1996 because of issues related to certain containment air recirculation and service water systems. Montaup has a 4.5% equity ownership in Connecticut Yankee with a book value of $5.1 million at June 30, 1997.

          In October 1996, Montaup, as one of the joint owners, participated in an economic evaluation of Connecticut Yankee which recommended permanently closing the unit and replacing its output with less expensive energy sources. In December 1996, the Connecticut Yankee Board of Directors voted to retire the generating station. Connecticut Yankee certified to the NRC that it had permanently closed power generation operations and removed fuel from the reactor. Connecticut Yankee has two years to submit its decommissioning plan to the NRC. The preliminary estimate of the sum of future payments for the permanent shutdown, decommissioning, and recovery of the remaining investment in Connecticut Yankee, is approximately $758 million. The recovery of this estimated amount, elements of which have been disputed by certain intervening parties, is subject to approval of FERC. Montaup's share of the total estimated costs is $34.1 million and is included with Other Liabilities on the Consolidated Balance Sheet for the periods ending June 30, 1997 and December 31, 1996. Also, due to anticipated recoverability, a regulatory asset has been recorded for the same amount and is included with Other Assets. Montaup cannot predict the ultimate outcome of FERC's review.

          Maine Yankee:

          In December 1996, Maine Yankee Atomic Power Plant was shut down for inspections and repairs to resolve cable-separation and associated issues. Further inspections while the unit was shut down indicated that several fuel assemblies that contained leaking rods should be replaced. After ongoing safety assessments by the NRC, it was determined that the Plant would remain out of service until the fuel-assembly replacement and a thorough inspection of the Plant's electrical cabling were completed and associated issues were resolved. A restart of the Plant would have required NRC approval.

          In August of 1997, as the result of an economic evaluation, the Board of Directors of Maine Yankee voted to permanently close the Plant. Montaup has a 4.0% equity ownership in Maine Yankee with a book value of approximately $3.0 million at June 30, 1997. The amount of unrecovered assets and estimated costs to decommission the Plant is currently being revised from a 1996 estimate. When the amount is known, most likely in the third quarter of 1997, Montaup will record it's share of that future liability, and at the same time, due to anticipated recoverability, will record a regulatory asset for the same amount.

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

Early Retirement Offer

     In June of 1997, an early retirement offer was accepted by a group of nine employees who were eligible but not offered a Voluntary Retirement Incentive offer completed in 1995, resulting in a $1.4 million (approximately $900,000 after-tax) charge to second quarter 1997 earnings.

Overview

     Consolidated Net Earnings for the quarter ended June 30, 1997 were $5.9 million compared to $2.7 million in the second quarter of 1996. The second quarter 1997 results include an after-tax charge of approximately $900,000 related to an early retirement offer (see above). The second quarter 1996 results include a one-time, after-tax charge to earnings of $3.7 million recorded by EUA Cogenex in June 1996 related to the expensing of certain project proposal costs and joint start-up costs. Net Earnings contributions by Business Unit for the second quarter of 1997 and 1996 were as follows (000's):

                                                                Increase
                                         1997          1996    (Decrease)

   Core Electric Business              $7,022        $7,001      $21
   Energy Related Business              (182)          (327)     145
      Corporate                          (14)          (281)     267
       Subtotal                        6,826          6,393      433
    June 1996 EUA Cogenex Charge      (3,672)         3,672
    June 1997 Early Retirement Offer    (893)                   (893)
      Consolidated                     $5,933        $2,721   $3,212

    Net Earnings of the Core Electric Business Unit were essentially flat in the second quarter of 1997. A 2.3% increase in primary kilowatthour sales in this year's second quarter contributed to increased base rate recoveries and essentially offset increased jointly owned unit expenses including incremental expenses of approximately $900,000 related to the extended outage of the Millstone III Nuclear Generating Station and costs associated with a scheduled maintenance outage at Montaup Electric Company's Somerset Station.

    Net Earnings of the Energy Related Business Unit increased by approximately $100,000 in the second quarter of 1997 as compared to the same period of a year ago primarily due to improved operating results of EUA Cogenex.

    The Corporate Business Unit Net Earnings for the second quarter of 1997 compared to the same period in 1996 increased by approximately $300,000 due primarily to lower interest expense and increased intercompany interest income.

     Consolidated Net Earnings for the six months ended June 30, 1997 were $16.4 million compared to $14.1 million for the same period of 1996. Net Earnings contributions by Business Unit for the first six months of 1997 and 1996 were as follows (000's):

                                                              Increase
                                      1997           1996    (Decrease)
   Core Electric Business             $17,923      $18,613     $(690)
   Energy Related Business               (692)        (419)     (273)
   Corporate                               74         (454)      528
        Subtotal                       17,305       17,740      (435)
   June 1996 EUA Cogenex Charge                     (3,672)    3,672
   June 1997 Early Retirement Offer      (893)                  (893)
      Consolidated                    $16,412      $14,068    $2,344

    Net Earnings of the Core Electric Business Unit for the first half of 1997 decreased by approximately $700,000 as compared to the year-to-date period of 1996. Increased jointly owned unit expenses including incremental expenses of the Millstone III unit of $1.9 million and the aforementioned Somerset Station expenses were somewhat offset by increased base rate recoveries.

    Net Earnings of the Energy Related Business Unit decreased by approximately $300,000 in the first six months of 1997 as compared to the same period of a year ago. EUA Cogenex's improved operating results for the year-to-date period were essentially offset by increased Energy Investment losses of approximately $400,000 largely due to increased marketing expenses of the BIOTEN partnership and increased intercompany interest expense.

    The Corporate Business Unit Net Earnings for the first six months of 1997 compared to the same period in 1996 increased by approximately $500,000 due primarily to decreased short-term debt interest expense and increased intercompany interest income.

Operating Revenues

    Operating Revenues for the second quarter of 1997 increased by approximately $16.1 million or 13.1% when compared to the same period of 1996. Revenues by Business Unit operations were as follows (000's):


                                               Three Months Ended June 30,
                                                           Increase
                                   1997      1996         (Decrease)

    Core Electric Business      $120,353    $107,331      $13,022
    Energy Related Business       18,503      15,454        3,049
    Corporate                          0           0            0
        Consolidated            $138,856    $122,785      $16,071

    Core Electric Business revenues include the impact of recoveries of increased fuel, purchased power and conservation and load management (C&LM) expenses aggregating $8.2 million (see Operations Expense below). A 2.3% increase in primarily kWh sales and base rate increases, effective January 1, 1997 for Blackstone Valley Electric Company (Blackstone) and Newport Electric Company (Newport) pursuant to the Rhode Island Utility Restructuring Act of 1996 (URA), also contributed to the revenue increase.

    EUA Cogenex revenues, which account for virtually all of the Energy Related Business Unit revenues, increased by $3.0 million due primarily to increases in Cogenex Division project sales and increases in Cogenex-Canada and EUA Cogenex-West (formerly EUA Highland) revenues.

    Operating Revenues for the first six months of 1997 increased by $23.0 million or 8.9% when compared to the same period of 1996. Operating Revenues by Business Unit for the first six months of 1997 and 1996 were as follows (000's):

                                 Six Months Ended June 30,
                                                                Increase
                                           1997          1996  (Decrease)

    Core Electric Business              $248,577      $229,535    $19,042
    Energy Related Business               32,032        28,050      3,982
    Corporate                                  0             0          0
        Consolidated                    $280,609      $257,585    $23,024

    Core Electric Business revenues increased by $19.0 million due primarily to recoveries of increased fuel, purchased power and C&LM expenses of $16.2 million and increased base rate recoveries.

    EUA Cogenex revenues increased by approximately $3.8 million due primarily to increased Cogenex Division project sales and increased revenues of Cogenex-Canada and EUA Cogenex-West.

Operations Expense

    Fuel expense of the Core Electric Business Unit for the second quarter and first half of 1997 increased from that of the same periods in 1996 by approximately $6.2 million or 35.5% and $12.5 million or 30.7%, respectively. Outages of nuclear units in this year's second quarter and year-to-date period contributed to a greater dependance on higher cost fossil fuels for energy requirements, resulting in increases in average fuel costs of 28.3% and 27.8% for the respective periods. Also impacting fuel expense were increases in total energy generated and purchased of 5.4% for the second quarter of 1997 and 1.8% for the year-to-date period as compared to the same periods of 1996.

    Purchased Power demand expense for the second quarter of 1997 increased $1.6 million or 5.6% and increased $4.1 million or 7.0% for the six months ended June 30, 1997. These changes are due primarily to the impact of increased billings from Maine Yankee and the Ocean State Power project.

    Other Operation and Maintenance expenses for the three and six months ended June 30, 1997 increased approximately $3.1 million or 6.4% and $3.8 million or 4.2%, respectively, from the same periods in 1996.

    Direct expenses of the Core and Corporate Business units increased by $1.1 million in the second quarter of 1997 and approximately $300,000 for the year to date period of 1997 as compared to the same periods of 1996. These increases are due primarily to expenses of approximately $700,000 related to a scheduled maintenance and refueling outage at Montaup Electric's Somerset plant in the second quarter of 1997. The year-to-date increase was offset somewhat by decreased storm related expenses of approximately $400,000 due to an unusual amount of storms occurring in our service territory in 1996.

    Indirect expenses, items over which there is limited short-term control or items which are fully recovered in rates, increased by approximately $3.3 million in the second quarter of 1997 as compared to the second quarter of 1996. This change was primarily due to increased jointly owned unit expenses of approximately $2.8 million, approximately $900,000 of which is related to the Millstone III outage, and the remainder is comprised of expenses related to the scheduled maintenance outages at the Canal and Seabrook units. Also impacting this increase were increased C&LM expense of approximately $300,000 and increased transmission charges from other utilities of approximately
$400,000, partially offset by decreased FAS106 expenses of approximately $200,000. For the year-to-date period, indirect expenses increased approximately $4.1 million. Jointly owned unit expenses increased approximately $4.4 million, $1.9 million of which relates to the Millstone III outage, and the remainder is due to the expenses of the Canal and Seabrook units. An increase in transmission charges of approximately $400,000 was offset by decreased FAS106 expenses of approximately $500,000.

    Expenses of the Energy Related Business Unit decreased approximately $1.1 million in the second quarter of 1997 and $500,000 for the year-to-date period of 1997, respectively, as compared to the same periods of 1996. These decreases are primarily due to decreased expenses of Cogenex's Nova and Day divisions as a result of decreased operating activity, partially offset by increased marketing expenses of Energy Investment's BIOTEN partnership.

Other Income and (Deductions) - Net

    Other Income and (Deductions) - Net increased by approximately $2.0 million in this year's second quarter and increased by $3.0 million in the year-to-date period as compared to same periods of 1996. These increases are due primarily to interest income related to the favorable resolution of a Massachusetts corporate income tax dispute, the impact of changes to EUA Cogenex pension and post-retirement welfare benefit plans and increased interest income of EUA Cogenex.

Liquidity and Sources of Capital

    The EUA System's need for permanent capital is primarily related to investments in facilities required to meet the needs of its existing and future customers.

    Traditionally, cash construction requirements not met with internally generated funds are financed through short-term borrowings which are ultimately funded with permanent capital. At June 30, 1997, EUA System companies maintained short-term lines of credit with various banks aggregating approximately $140 million. Outstanding short-term debt at June 30, 1997 and December 31, 1996 by Business Unit was as follows (000's):

                                   June 30, 1997 December 31, 1996

    Core Electric Business              $18,269        $ 3,670
    Energy Related Business              26,036         24,341
    Corporate                            11,800         23,837
        Consolidated                    $56,105        $51,848


    For the six months ended June 30, 1997 internally generated funds available after the payment of dividends amounted to approximately $33.9 million while the EUA System's cash construction requirements amounted to approximately $34.1 million for the same period. Various laws, regulations and contract provisions limit the use of EUA's internally generated funds such that the funds generated by one subsidiary are not generally available to fund the operations of another subsidiary.

Electric Utility Industry Restructuring

    On August 7, 1996 the Governor of Rhode Island signed into law the Utility Restructuring Act of 1996 (URA). The URA provides for customer choice of electricity supplier to be phased-in commencing July 1, 1997 for large manufacturing customers, certain new commercial and industrial customers, and State of Rhode Island accounts. In addition to State of Rhode Island accounts, 11 customers of Blackstone and one customer of Newport were eligible for choice commencing July 1, 1997. As of August 1, 1997 two customers had exercised their right to choose an alternate supplier of electricity. By July 1, 1998, or sooner, all customers will have retail access. Under the URA the local distribution company will retain the responsibility of providing distribution services to the ultimate electricity consumer within its franchised service territory. For customers who do not choose an alternative supplier, the local distribution company will arrange for supply at a non-discriminatory, "standard offer" price. Distribution companies will also be providers of last resort, required to arrange for supply at prevailing market prices for customers who are unable to obtain their own supply.

    The URA provides for full recovery of prudently incurred embedded generation costs that might not be recovered in a competitive electric generation market, commonly referred to as "stranded costs," through a non-bypassable transition charge initially set at 2.8 cents per kWh through December 31, 2000. The transition charge recovers, among other things, costs of depreciated generation, net of its market value, regulatory assets, nuclear decommissioning costs and above-market payments to power suppliers. The costs of net, above-market generation assets and regulatory assets will be recovered, with a return, through a fixed component of the transition charge from July
1, 1997, through December 31, 2009. A variable component of the transition charge will recover, on a reconciling basis, among other things, nuclear decommissioning and above market purchased power commitments from July 1, 1997, through the life of the respective unit or contract. The URA also provides for commitments to demand side management initiatives and renewables, low-income customer protections, divestiture of at least 15% of owned non-nuclear generating units as a valuation basis for mitigation of stranded cost recovery, and performance based rate-making standards for electric distribution companies. These performance based standards provide for a 6% minimum and an approximate 12% maximum allowed return on equity for Blackstone and Newport, EUA's Rhode Island Distribution Companies (R.I. Distribution Companies). In addition, the URA provides for adjustments to electric distribution companies' base rates using the prior year's Consumer Price Index and other performance factors. Under this provision of the law, base rates were increased 1.88% for customers of Blackstone, and 2.18% for our Newport customers effective January 1, 1997.

    In June 1997, legislation was enacted in Rhode Island, which would allow securitization of utilities' stranded assets, a method of providing savings to customers.

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

    On December 23, 1996, Eastern Edison and Montaup reached an agreement in principle with the Attorney General of Massachusetts and the Massachusetts Department of Energy Resources and filed a MOU with the Massachusetts Department of Public Utilities (MDPU) outlining the terms of a plan, similar in many aspects to the URA, which would allow retail customers to choose their supplier of electricity in 1998 and provide Eastern Edison and Montaup full recovery of "stranded costs." On May 16, 1997 an Offer of Settlement was filed with the MDPU. Hearings on the Offer of Settlement concluded in July 1997 and a MDPU decision is expected in the third quarter of 1997.

    The Offer of Settlement envisions that all of Eastern Edison's customers will have the ability to choose an alternative supplier of electricity beginning as soon as January 1, 1998. Until a customer chooses an alternative supplier, that customer would receive "standard offer" service which would be priced to guarantee at least a 10% savings from today's electricity rates. Eastern Edison would be required to arrange for "standard offer" service and would purchase power for "standard offer" service from suppliers through a
competitive bidding process.   The agreement is also designed to achieve full
divestiture of Montaup's generating assets via implementation of a plan, submitted to the MDPU on July 1, 1997, that would require (1) separation by Montaup of its generating and transmission businesses, and (2) full market valuation and sale of all generating assets through an auction or equivalent process.

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

    In addition to MDPU approval of the Offer of Settlement, implementation is also subject to the approval of FERC. Elements of the Offer of Settlement which fall under the jurisdiction of FERC were filed with FERC on May 30, 1997 and await review. Any disposition of generation assets resulting from the agreements or the URA would also require the approval of the SEC under the Public Utility Holding Company Act of 1935.

    On May 1, 1997, Montaup and the R.I. Distribution Companies jointly filed amendments to the FERC-approved all-requirements power contracts between Montaup and the R.I. Distribution Companies, respectively, with FERC. The filing included a calculation for a CTC to recover stranded costs and a provision for standard offer service for resale to retail customers who do not choose an alternate generation supplier. These provisions are intended to ultimately replace the current services offered by the all-requirements contracts upon full retail access pursuant to the URA. EUA intends to amend this filing once settlement negotiations in Rhode Island, currently in progress, have concluded. The filing also includes "hold harmless" provisions for Montaup's other wholesale customers and for retail customers of the R.I. Distribution Companies, which allow for recovery of any of Montaup's lost revenues during the initial phases of retail access in Rhode Island. This filing allows the R.I. Distribution Companies to implement on July 1, 1997 the phase-in provisions of the URA and to avoid any cross subsidies by their retail customers who are excluded from the groups of customers given retail choice prior to the final phase and by Montaup's other customers.

    Negotiations in Rhode Island on final settlement terms regarding electric utility industry restructuring, including the CTC, are continuing, subsequent to which a formal filing will be made to the RIPUC for approval.

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

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

    See "Note C - Commitments and Contingencies: Recent Regulatory Commission
(NRC) Actions - Millstone III" for a discussion of pending legal action involving Montaup, Northeast Utilities, Connecticut Light & Power and Western Massachusetts Electric Company.

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

     On December 31, 1996, Montaup filed revisions to its Open Access Transmission tariff necessary to comply with FERC's order on September 11, 1996, which dealt with use rights of High Voltage Direct Current (HVDC) interconnection transmission facilities with the Hydro Quebec system. On January 21, 1997, Montaup filed revisions to its Open Access Transmission tariff to coincide with the New England Power Pool (NEPOOL) Open Access Transmission tariff filed on December 31, 1996 (see below) which became effective March 1, 1997, subject to refund and the issuance of further orders. On April 2, 1997, Montaup filed additional revised tariff sheets to update the filing's formula rate for local network service.

     On January 3, 1997, as required by FERC in Order No. 889, Montaup filed its Standards of Conduct Implementation Procedures detailing Montaup's compliance with the requirements of FERC's standards. Coincident with this filing, Montaup complied with OASIS's requirements as part of a regionwide OASIS in NEPOOL.

     On March 4, 1997 FERC issued Orders 888A and 889A which reaffirms the legal and policy bases in which Orders 888 and 889 are grounded and addresses interventions that were filed in response to Orders 888 and 889. As a result, on July 14, 1997, Montaup filed revisions to its open access transmission service for compliance with FERC Order 888A. The filing incorporates all of the tariff amendments to date.

     In addition to the above transmission tariffs filings, the EUA System companies have been actively involved in the restructuring of NEPOOL. NEPOOL is a voluntary organization open to any person engaged in the electric business such as investor-owned utilities, municipals, cooperative utilities, power marketers, brokers and load aggregators. On December 31, 1996, NEPOOL, on behalf of its participants, filed a restructuring proposal with FERC. The NEPOOL restructuring proposal is the product of over two years of intense discussions, deliberations and negotiations among the over 130 NEPOOL member participants and many non-participants, including New England state regulators. The key elements of the restructuring proposal are the implementation of a regional NEPOOL Open Access Transmission Tariff (NEPOOL Tariff), the creation of an Independent System Operator (ISO), and the restatement of the NEPOOL Agreement to establish a broader governance structure for NEPOOL and to develop a more open competitive market structure.

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

     On June 25, 1997 FERC issued an order conditionally authorizing the establishment of an ISO by NEPOOL effective July 1, 1997, affirming that the transfer of control of transmission facilities owned by the public utility members of NEPOOL to the ISO is consistent with the public interest under section 203 of the Federal Power Act.

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

Item 6.   Exhibits and Reports on Form 8-K

       (a)     Exhibits - None.

       (b) Reports on Form 8-K - on May 19, 1997, the Registrant filed a current report on Form 8-K with respect to Item 5 (Other Events).


                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Eastern Utilities Associates
                                        (Registrant)



Date:  August 14, 1997             /s/ Clifford J. Hebert, Jr.
                                   Clifford J. Hebert, Jr., Treasurer
                                   (on behalf of the Registrant and
                                   as Principal Financial Officer)