Form 10-Q
period 1997-09-30
EASTERN UTILITIES ASSOCIATES
filed 1997-11-14
CIK 31224

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
   Washington, D.C.  20549

          FORM 10-Q

 (Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended               September 30, 1997

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

    Yes...X.......No..........


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
              Class                          Outstanding at October 31, 1997
        Common Shares, $5 par value          20,435,997 shares



PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EASTERN UTILITIES ASSOCIATES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)
                                                           September 30,   December 31,
 ASSETS                                                       1997            1996
 Utility Plant and Other Investments:
    Utility Plant in Service                          $    1,067,160     $ 1,067,056
    Less:  Accumulated Provision for Depreciation
               and Amortization                              372,164         350,816
    Net Utility Plant in Service                             694,996         716,240
    Construction Work in Progress                             15,742           3,839
         Net Utility Plant                                   710,738         720,079
    Investments in Jointly Owned Companies                    71,922          71,626
    Non-Utility Plant - Net                                   60,839          72,653
         Total Plant and Other Investments                   843,499         864,358
 Current Assets:
    Cash and Temporary Cash Investments                       15,200          12,455
    Accounts Receivable, Net                                  85,866          90,153
    Notes Receivable                                          26,072          24,691
    Fuel, Materials and Supplies                              11,432          14,131
    Other Current Assets                                       8,112           7,668
         Total Current Assets                                146,682         149,098
 Deferred Debits and Other Non-Current Assets                280,610         243,573
         Total Assets                                 $    1,270,791     $ 1,257,029
 LIABILITIES AND CAPITALIZATION
 Capitalization:
    Common Shares, $5 Par Value                       $      102,180     $   102,180
    Other Paid-In Capital                                    221,407         221,160
    Common Share Expense                                      (3,931)         (3,931)
    Retained Earnings                                         53,906          52,404
         Total Common Equity                                 373,562         371,813
    Non-Redeemable Preferred Stock - Net                       6,900           6,900
    Redeemable Preferred Stock - Net                          27,468          27,035
    Long-Term Debt - Net                                     334,842         406,337
         Total Capitalization                                742,772         812,085
 Current Liabilities:
    Long-Term Debt Due Within One Year                        72,517          27,512
    Notes Payable                                             57,439          51,848
    Accounts Payable                                          31,711          33,811
    Taxes Accrued                                              3,479           3,004
    Interest Accrued                                           7,363           9,612
    Other Current Liabilities                                 34,222          26,772
         Total Current Liabilities                           206,731         152,559
 Deferred Credits and Other Non-Current Liabilities          156,684         123,209
 Accumulated Deferred Taxes                                  164,604         169,176
         Total Liabilities and Capitalization         $    1,270,791     $ 1,257,029

            See accompanying notes to consolidated condensed financial statements.

EASTERN UTILITIES ASSOCIATES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In Thousands Except Number of Shares and Per Share Amounts)


                                          Three Months Ended          Nine Months Ended
                                             September 30,              September 30,
                                            1997          1996         1997          1996
Operating Revenues                      $  142,026    $  131,076   $  422,635    $  388,661
Operating Expenses:
    Fuel                                    29,278        25,904       82,412        66,563
    Purchased Power                         28,128        27,391       90,844        86,007
    Other Operation and Maintenance         48,076        44,090      141,774       134,031
    Early Retirement Offer                       0             0        1,416
    Depreciation and Amortization           11,484        11,240       34,608        34,038
    Taxes - Other Than Income                5,920         5,807       18,259        18,216
    Income Taxes - Current                   3,030         2,113       14,547         8,915
                 - Deferred (Credit)           214         1,203       (4,654)         (742)
          Total                            126,130       117,748      379,206       347,028
Operating Income                            15,896        13,328       43,429        41,633
Other Income - Net                           5,886         5,800       15,287        12,200
Income Before Interest Charges              21,782        19,128       58,716        53,833
Interest Charges:
    Interest on Long-Term Debt               8,041         8,438       24,460        25,707
    Other Interest Expense                   2,327         1,773        5,759         4,969
    Allowance for Borrowed Funds Used
      During Construction (Credit             (128)         (472)        (610)       (1,457)
Net Interest Charges                        10,240         9,739       29,609        29,219
Net Income                                  11,542         9,389       29,107        24,614
Preferred Dividends of Subsidiaries            576           578        1,729         1,735
Consolidated Net Earnings             $     10,966    $    8,811   $   27,378    $   22,879


Weighted Average Number of
  Common Shares Outstanding             20,435,997    20,435,997   20,435,997    20,436,290
Consolidated Earnings Per
  Average Common Share                 $      0.54    $     0.43   $     1.34    $     1.12

Dividends Paid                         $     0.415    $    0.415   $    1.245    $     1.23

    See accompanying notes to consolidated condensed financial statements.

EASTERN UTILITIES ASSOCIATES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
    (In Thousands)

                                                               Nine Months Ended
                                                                  September 30,
                                                                 1997          1996
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                                  $    29,107     $ 24,614
Adjustments to Reconcile Net Income
  to Net Cash Provided from Operating Activities:
   Depreciation and Amortization                                 38,909       38,821
   Deferred Taxes                                                (5,621)        (333)
   Non-cash Expenses on Sales of Investments
     in Energy Savings Projects                                  11,538        3,184
   Investment Tax Credit, Net                                      (901)        (905)
   Allowance for Funds Used During Construction                    (170)        (254)
   Collections and sales of project notes and leases receiv.     12,282        5,891
   Other - Net                                                     (292)       6,793
Change in Operating Assets and Liabilities                        6,095        7,610
Net Cash Provided From Operating Activities                      90,947       85,421

CASH FLOW FROM INVESTING ACTIVITIES:
   Construction Expenditures                                    (47,530)      (49,662
   Collections on Notes and Lease Receivables of EUA Cogenex      7,685        3,198
   Increase in Other Investments                                   (221)      (4,036)
Net Cash (Used in) Investment Activities                        (40,066)      (50,500

CASH FLOW FROM FINANCING ACTIVITIES:
   Redemptions:
      Long-Term Debt                                            (26,555)      (18,560
   Premium on Reacquisition and Financing Expenses                    0          (14)
   EUA Common Share Dividends Paid                              (25,443)      (25,137
   Subsidiary Preferred Dividends Paid                           (1,729)      (1,735)
   Net Increase in Short-Term Debt                                5,591       13,031
Net Cash (Used in) Financing Activities                         (48,136)      (32,415
Net Increase in Cash and Temporary Cash Investments               2,745        2,506

Cash and Temporary Cash Investments at Beginning of Period       12,455        4,060

Cash and Temporary Cash Investments at End of Period        $    15,200     $  6,566

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest (Net of Capitalized Interest)                $    46,150     $ 31,717
      Income Taxes                                          $    21,482     $ 11,490
Supplemental schedule of non-cash investing activities:
   Conversion of Investments in Energy Savings
     Projects to Notes and Leases Receivable                $     4,652     $  4,813

 See accompanying notes to consolidated condensed financial statements.

           EASTERN UTILITIES ASSOCIATES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


        The accompanying Notes should be read in conjunction with the Notes to Consolidated Financial Statements incorporated in the Eastern Utilities Associates (EUA or the Company) 1996 Annual Report on Form 10-K and the Company's Quarterly Report on Form 10-Q for the periods ended March 31, and June 30, 1997.

Note A - In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of Sept ember 30, 1997 and December 31, 1996, and the results of operations for the three and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996.

            In June 1997 the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings per share", which establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings per share", and makes them comparable to international EPS standards. It also requires dual presentation of basic and diluted EPS on the statement of income for all entities with complex capital structures and requires a reconciliation of the basic EPS computation and the diluted EPS computation. This Statement is effective for financial statements issued for periods ending after December 31, 1997, including interim periods. As of September 30, 1997, the application of this Statement currently does not impact the Company's EPS calculations.

            In June 1997 the FASB issued Statement No. 130, "Reporting Comprehensive Income", which establishes standards for reporting comprehensive income and its components (revenues, expenses, gains, and losses) in a set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is effective for fiscal years beginning after December 15, 1997, and EUA will adopt Statement 130 in the first quarter of 1998.

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets a nd liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

            In October 1996, the NRC informed Northeast that it was establishing a Special Projects Office to oversee inspection and licensing activities at Millstone. The Special Projects Office is responsible for (1) licensing and inspection activities at Northeast's Connecticut plants, (2) oversight of an Independent Corrective Action Verification Program (ICAVP), (3) oversight of Northeast's corrective actions related to safety issues involving employee concerns, and (4) inspections necessary to implement NRC oversight of the plants' restart activities. Also, the NRC directed Northeast to submit a plan for disposition of safety issues raised by employees and retain an independent third-party to oversee implementation of this plan.

            In March of 1997, Northeast announced that Millstone III had been designated as the lead unit in the recovery process of the three Millstone nuclear units that are currently out of service. Millstone III is the largest of the three units currently out of service, and its return to service will most benefit the energy needs of the New England region.

            In September 1997, Northeast announced that it will delay its request to the NRC to restart Millstone III until January 1998, at the earliest. As a result of recent NRC questions as to the status of Millstone III's restart activities, it was noted that various technical issues had not yet been resolved.

            On October 23, 1997, Northeast presented a revised 1997 budget for Millstone III which included significant increases in operation and maintenance (O&M) expenses. Montaup's share of the revised O&M budget is approximately $11.6 million, approximately $5.6 million more than originally expected and $3.8 million more than O&M expenditures in 1996.

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

            In August of 1997, nine non-operating owners, including Montaup, who together own approximately 19.5% of Millstone III, filed a demand for arbitration against Connecticut Light and Power (CL&P) and Western Massachusetts Electric Company ( WMECO) as well as lawsuits against Northeast and its Trustees. CL&P and WMECO, owners of approximately 65% of Millstone III, are Northeast subsidiaries which agreed to be responsible for the proper operation of the unit.

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

            Connecticut Yankee:

            Connecticut Yankee, a 582-mw nuclear unit, was taken off-line in July 1996 because of issues related to certain containment air recirculation and service water systems. Montaup has a 4.5% equity ownership in Connecticut Yankee with a book value of $ 5.3 million at September 30, 1997.

            In October 1996, Montaup, as one of the joint owners, participated in an economic evaluation of Connecticut Yankee which recommended permanently closing the unit and replacing its output with less expensive energy sources. In December 1996, the Connecticut Yankee Board of Directors voted to retire the generating station. Connecticut Yankee certified to the NRC that it had permanently closed power generation operations and removed fuel from the reactor. Connecticut Yankee has two years to submit its decommissioning plan to the NRC. The preliminary estimate of the sum of future payments for the permanent shutdown, decommissioning, and recovery of the remaining investment in Connecticut Yankee, is approximately $758 million. The recovery of this estimated amount, elements of which have been disputed by certain intervening parties, is subject to approval of FERC. Montaup's share of the total estimated costs is $34.1 million and is included with Other Liabilities on the Consolidated Balance Sheet for the periods ending September 30, 1997 and December 31, 1996. Also, due to anticipated recoverability, a regulatory asset has been recorded for the same amount and is included with Other Assets. Montaup cannot predict the ultimate outcome of FERC's review.

            Maine Yankee:

            On August 6, 1997, as the result of an economic evaluation, the Board of Directors voted to permanently close the Maine Yankee nuclear plant. Montaup has a 4.0% equity ownership in Maine Yankee with a book value of approximately $3.1 million at September 30,
            1997.   The present estimate of the sum of future payments for the permanent shutdown, decommissioning, and recovery of the remaining investment in Maine Yankee, is approximately $930 million. The recovery of this estimated amount is subject to approval of FERC. Montaup's share of the total estimated costs is $37.2 million and is included with Other Liabilities on the Consolidated Balance Sheet for the period ending September 30, 1997. Also, due to anticipated recoverability, a regulatory asset has been recorded for the same amount and is included with Other Assets. Montaup cannot predict the ultimate outcome of FERC's review.

            In November 1997, Maine Yankee and Entergy Nuclear, Inc. (Entergy) signed an agreement to renew the contract for Entergy to provide management services to Maine Yankee. Entergy will provide management services for the initial decommissioning of Maine Yankee activities through September 30, 1998.

            Also, as a result of the August 1997 shutdown, Montaup and the other equity owners have been notified by the Secondary Purchasers that they will no longer make payments for purchased power to Maine Yankee. The Secondary Purchase Contracts a re between the equity owners as a group and 30 municipalities throughout New England. Presently, the equity owners are making the payments to Maine Yankee to cover these unrecovered costs from the municipals. Montaup and the other equity owners will seek payment from the municipals, but cannot predict the outcome of this contract issue at this time.

            Yankee Atomic Electric Company (Yankee Atomic):

            Montaup holds a 4.5% equity ownership in Yankee Atomic. In October 1997, Yankee Atomic announced that it had accepted a Duke Engineering and Services (DE&S) Letter of Intent to acquire Yankee Atomic's Nuclear Services Division. Yankee Atomic indicated it was seeking a purchaser with a long-term commitment to excellence in nuclear operations and support services that would continue to provide that level of service to its affiliated New England nuclear plants. Yankee Atomic's plan is to continue as a smaller organization responsible for the completion of the safe and effective decommissioning of the Yankee Nuclear Power Plant in Rowe, Massachusetts. Details of the acquisition have not yet been released.

            General:

            Recent actions by the NRC, some of which are cited above, indicate that the NRC has become more critical and active in its oversight
            of nuclear power plants.   EUA is unable to predict at this time,
            what, if any, ramifications these NRC actions w ill have on any of the other nuclear power plants in which Montaup has an ownership interest or power contract.

Item 2.      Management's Discussion and Analysis of Financial Condition
                        and Results of Operations

        The following is Management's discussion and analysis of certain significant factors affecting the Company's earnings and financial condition for the interim periods presented in this Form 10-Q.

Termination of Power Marketing Joint Venture

        In the third quarter of 1997, EUA announced the termination of a power marketing joint venture with an affiliate of Duke Energy Corporation and also established provisions for increased legal costs, costs associated with restructuring due to electric industry deregulation and costs (or contingencies) related to certain of its energy related business activities. Collectively, these actions resulted in a net positive after-tax impact of $1.5 million to third quarter 1997 earnings.

Overview

       Consolidated Net Earnings for the third quarter of 1997 were $11.0 million compared to $8.8 million in the third quarter of 1996. The third quarter 1997 earnings include the impact of the termination of EUA's joint venture, discussed above. Net Earnings contributions by Business Unit for the third quarter of 1997 and 1996 were as follows (000's):

                                                          Increase
                                         1997    1996    (Decrease)

Core Electric Business                 $8,576  $9,915     $(1,339)
Energy Related Business                     7    (899)        906
Corporate                               2,383    (205)      2,588
        Consolidated                  $10,966  $8,811      $2,155


        Consolidated Net Earnings for the nine months ended September 30, 1997 were $27.4 million compared to $22.9 million for the same period of 1996. The year-to-date 1997 earnings include the impact of the joint venture termination as well as an after-tax charge of approximately $900,000 related to an early retirement offer recorded in June of 1997. The year-to-date 1996 earnings include a one-time, after-tax charge to earnings of $3.7 million recorded by EUA Cogenex in June 1996. Net Earnings contributions by Business Unit for the first nine months of 1997 and 1996 were as follows (000's):

                                                       Increase
                                      1997    1996    (Decrease)

Core Electric Business             $25,696  $28,528    $(2,832)
Energy Related Business               (767)  (4,990)     4,223
Corporate                            2,449     (659)     3,108
        Consolidated               $27,378  $22,879    $ 4,499


       The earnings contribution of the Core Electric Business Unit decreased in both the third quarter and year-to-date periods of 1997. These decreases are primarily the result of increased jointly owned unit expenses, including incremental costs related to the extended outage of Millstone III of $1.6 million and $3.5 million in the third quarter and year-to-date periods, respectively. Offsetting these impacts somewhat was increased primary kilowatthour (kWh) sales of approximately 3% in the third quarter and approximately 1% for the year-to-date period ended September 30, 1997. The year-to-date results also include expenses of approximately $1.4 million related to the early retirement offer in June 1997.

        Net Losses of the Energy Related Business Unit decreased by approximately $900,000 and $4.2 million in the third quarter and year-to-date periods of 1997, respectively, as compared to the same periods of a year ago. EUA Cogenex was profitable for this year's third quarter, an improvement of approximately $1.0 million from its $860,000 loss in the third quarter of 1996. The year-to-date 1996 results include a $3.7 million after-tax charge by EUA Cogenex. In addition to the 1996 charge, EUA Cogenex earnings increased $1.4 million. EUA Energy Investment losses increased by approximately $400,000, largely due to increased marketing expenses of the BIOTEN partnership, partially offset by decreased losses at EUA TransCapacity.

        The increases in earnings of the Corporate business unit in both the third quarter and year-to-date periods of 1997 are primarily a result of the net impacts of the previously discussed termination of the power marketing joint venture and increased intercompany interest income.

Operating Revenues

      Operating Revenues for the third quarter of 1997 increased by approximately $11.0 million when compared to the same period of 1996. Revenues by Business Unit operations were as follows (000's):

                                Three Months Ended September 30,

                                                            Increase
                                        1997       1996    (Decrease)

        Core Electric Business      $127,653   $118,211     $ 9,442
        Energy Related Business       14,373     12,865       1,508
        Corporate                          0          0           0
                Consolidated        $142,026   $131,076     $10,950


        Core Electric Business revenues include the impact of recoveries of increased fuel, purchased power and conservation and load management (C&LM) expenses aggregating $5.0 million (see Operating Expense Below) and a 3.1% increase in primarily kWh sales. Base rate increases, effective January 1, 1997 for Blackstone Valley Electric Company (Blackstone) and Newport Electric Company (Newport) pursuant to the Rhode Island Utility Restructuring Act of 1996 (URA) also contributed to the revenue increase.

        EUA Cogenex revenues, which account for the majority of the Energy Related Business Unit revenues, increased by approximately $1.3 million due primarily to an increase in EUA Citizens revenues. Also impacting Energy Related Business revenues was increased revenues at EUA TransCapacity of approximately $200,000.

       Operating Revenues for the first nine months of 1997 increased by $34.0 million or 8.7% when compared to the same period of 1996. Operating Revenues by Business Unit for the first nine months of 1997 and 1996 were as follows (000's):
                                 Nine Months Ended September 30,

                                                                 Increase
                                          1997         1996     (Decrease)

        Core Electric Business        $376,230     $347,746      $28,484
        Energy Related Business         46,405       40,915        5,490
        Corporate                            0            0            0
                Consolidated          $422,635     $388,661      $33,974

        Core Electric Business revenues increased by $28.5 million due primarily to recoveries of increase fuel, purchased power and C&LM expenses of $21.3 million and increased base rate recoveries related to kWh sales improvement and base rate increases, as discussed above.

        Energy Related Business revenues increased approximately $5.5 million for the year-to-date period of 1997 as compared to the same period of 1996. EUA Cogenex revenues increased by approximately $5.1 million due primarily to increased Cogenex Division project sales and increased revenues of Cogenex-Canada and EUA Citizens. In addition, EUA TransCapacity revenues increased approximately $400,000 for the year-to-date period.


Kilowatthour Sales

        Primary kWh sales of electricity by EUA's Core Electric Business Unit increased by 3.1% in the third quarter of 1997 compared to the same period last year. This increase was led by increases of 4.7% and 4.6% in the residential and commercial customer classes, which are typically more weather sensitive. Year-to-date September 30, 1997 sales of electricity increased approximately 1% compared to the same period of 1996. Increased kWh sales in the second and third quarter offset t he decreased kilowatthour sales in the first quarter of 1997.

Operations Expense

        Fuel expense of the Core Electric Business increased by approximately $3.4 million or 13.0% and $15.9 million or 23.8% for the third quarter and year-to-date periods of 1997, respectively, as compared to the same periods of 1996. Outages of nuclear units in this year's third quarter and year-to-date period contributed to a greater dependance on higher cost fossil fuels for energy requirements, resulting in increases in average fuel costs of 9.0% and 20.9% for the respective periods. Al so impacting fuel expense were increases in total energy generated and purchased of 3.1% for the third quarter of 1997 and 5.4% for the year-to-date period as compared to the same periods of 1996.

       Purchased Power demand expense for the third quarter of 1997 increased approximately $700,000 or 2.7% and $4.8 million or 5.6% for the nine months
ended September 30, 1997.   The third quarter and year-to-date changes are
primarily due to the impact of a prior period refund to retail customers from the Pilgrim Nuclear Unit of approximately $2.0 million recorded in the third quarter of 1996, and increased billings from the Maine Yankee unit offset by decreased billings from Connecticut Yankee and the Ocean State Power Project.

        Other Operation and Maintenance expenses increased by approximately $4.0 million or 9.0% and $7.7 million or 5.8% for the third quarter and the nine months ended September 30, 1997, respectively, as compared to the same periods in 1996.

        Direct expenses of the Core and Corporate Business units were relatively unchanged in the third quarter and year-to-date periods of 1997.

        Indirect expenses, items over which there is limited short-term control or items which are fully recovered in rates, increased by $4.1 million and $8.1 million in the third quarter and year-to-date periods of 1997 as compared to the same periods of 1996. The third quarter change was primarily due to incremental expenses related to the Millstone III outage of approximately of $1.5 million, increased C&LM expenses of approximately $1.4 million, and increased FAS106 expenses of $1.5 million, partially offset by lower transmission charges of approximately $400,000. The year-to-date change was primarily due to increased jointly owned units expense of approximately $5.9 million, approximately $3.5 million of which is related to the Mill stone III outage. Also impacting the year-to-date change was increased C&LM expenses of approximately $1.2 million and increased FAS106 expenses of approximately $1.0 million.

        Expenses of the Energy Related Business unit was relatively unchanged in the third quarter of 1997 and decreased by approximately $400,000 in the and year-to-date period of 1997, respectively. These changes are primarily due to ongoing cost control efforts of EUA Cogenex.

Other Income (Deductions) - Net

        Other Income and (Deductions) - Net was relatively unchanged in this year's third quarter and increased by $3.0 million in the year-to-date period as compared to the same periods of 1996. The year to date increase is due primarily to interest income related to the favorable resolution of a Massachusetts corporate income tax dispute in the first quarter of 1997, the impact of changes to EUA Cogenex pension and post-retirement welfare benefit plans offset by gains recorded in 1996 from the sale of Seabrook II equipment jointly owned by Montaup.

Other Interest Expense

       Other Interest expense increased approximately $600,000 in the third quarter of 1997 and increased approximately $800,000 in the year-to-date period of 1997 as compared to the same periods of 1996. These increases are primarily the result of a reserve of $500,000 recorded in the third quarter of 1997 for interest on Internal Revenue Service audit assessments in addition to interest on increased short term borrowings.

Liquidity and Sources of Capital

        The EUA system's need for permanent capital is primarily related to investments in facilities required to meet the needs of its existing and future customers.

        Traditionally, cash construction requirements not met with internally generated funds are financed through short-term borrowings which are ultimately funded with permanent capital. In July 1997, several EUA System companies entered into a three-year revolving credit agreement with various financial institutions allowing for borrowings in aggregate of up to $75 million.

        Outstanding short-term debt at September 30, 1997 and December 31, 1996 by Business Unit was as follows (000's):

                                 September 30, 1997  December 31, 1996

        Core Electric Business      $  8,250             $  3,670
        Energy Related Business       40,189               24,341
        Corporate                      9,000               23,837
                Consolidated         $57,439              $51,848

        For the nine months ended September 30, 1997 internally generated funds available after the payment of dividends amounted to approximately $58.8 million while the EUA System's cash construction requirements amounted to approximately $47.5 mil lion for the same period. Various laws, regulations and contract provisions limit the use of EUA's internally generated funds such that the funds generated by one subsidiary are not generally available to fund the operations of another subsidiary.

Electric Utility Industry Restructuring

        On August 7, 1996 the Governor of Rhode Island signed into law the Utility Restructuring Act of 1996 (URA). The URA provides for customer choice of electricity supplier to be phased-in commencing July 1, 1997 for large manufacturing customer s, certain new commercial and industrial customers, and State of Rhode Island accounts. In addition to State of Rhode Island accounts, 11 customers of Blackstone and one customer of Newport were eligible for choice commencing July 1, 1997. As of November 1, 1997, in addition to certain State of Rhode Island accounts, eleven customers exercised their right to choose an alternate supplier of electricity. By July 1, 1998, or sooner, all customers will have retail access. Under the URA the local distribution company will retain the responsibility of providing distribution services to the ultimate electricity consumer within its franchised service territory. For customers who do not choose an alternative supplier, the local distribution company will arrange for supply at a non-discriminatory, "standard offer" price. Distribution companies will also be providers of last resort, required to arrange for supply at prevailing market prices for customers who are unable to obtain their own supply.

        The URA provides for full recovery of prudently incurred embedded generation costs that might not be recovered in a competitive electric generation market, commonly referred to as "stranded costs," through a non-bypassable transition charge initially set at 2.8 cents per kWh through December 31, 2000. The transition charge recovers, among other things, costs of depreciated generation, net of its market value, regulatory assets, nuclear decommissioning costs and above- market payments t o power suppliers. The costs of net, above-market generation assets and regulatory assets will be recovered, with a return, through a fixed component of the transition charge from July 1, 1997, through December 31, 2009. A variable component of the transition charge will recover, on a reconciling basis, among other things, nuclear decommissioning and above market purchased power commitments from July 1, 1997, through the life of the respective unit or contract. The URA also provides for commitments to demand side management initiatives and renewables, low-income customer protections, divestiture of at least 15% of owned non-nuclear generating units as a valuation basis for mitigation of stranded cost recovery, and performance based rate -making standards for electric distribution companies. These performance based standards provide for a 6% minimum and an approximate 12% maximum allowed return on equity for Blackstone and Newport, EUA's Rhode Island Distribution Companies (R.I. Distribution Companies). In addition, the URA provides for adjustments to electric distribution companies' base rates using the prior year's Consumer Price Index and other performance factors. Under this provision of the law, base rates were increased 1.88% for customers of Blackstone, and 2.18% for our Newport customers effective January 1, 1997.

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

        In February 1997, Blackstone, Newport and Montaup reached a settlement in principle with the Rhode Island Division of Public Utilities and Carriers (RIDIV) and the state's Attorney General and filed a Memorandum of Understanding (MOU) with the RIPUC in March 1997 outlining the terms of the settlement. In addition to complying with the URA, the settlement provides for an immediate 10% rate reduction and the filing of a plan to divest all of Montaup's generating assets, and is similar in many respects to the settlement negotiated in Massachusetts, described below.

        On December 23, 1996, Eastern Edison and Montaup reached an agreement in principle with the Attorney General of Massachusetts and the Massachusetts Department of Energy Resources (MADOER) and filed a MOU with the Massachusetts Department of Public Utilities (MDPU) outlining the terms of a plan, similar in many aspects to the URA, which would allow retail customers to choose their supplier of electricity in 1998 and provide Eastern Edison and Montaup full recovery of "stranded costs." On May 16, 1997 an Offer of Settlement was filed with the MDPU. Hearings on the Offer of Settlement concluded in July 1997 and a MDPU decision is expected by year-end 1997.

        The Offer of Settlement envisions that all of Eastern Edison's customers will have the ability to choose an alternative supplier of electricity beginning as soon as January 1, 1998. Until a customer chooses an alternative supplier, that customer would receive "standard offer" service which would be priced to guarantee at least a 10% savings from today's electricity rates. Eastern Edison would be required to arrange for "standard offer" service and would purchase power for "standard offer" service from
suppliers through a competitive bidding process.   The agreement is also
designed to achieve full divestiture of Montaup's generating assets via implementation of a plan, that would require (1) separation by Montaup of its generating and transmission businesses, and (2) full market valuation and sale of all generating assets through an auction or equivalent process.

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

        The agreement also establishes performance-based regulation for Eastern Edison, incorporating a floor and cap on allowed return on equity. Under the agreement, Eastern Edison's distribution rates would be frozen until December 31, 2000. Sub sequent to the commencement of retail choice, Eastern Edison's annual return on equity would be subject to a floor of 6% and a ceiling of 11.75%.

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

        On May 1, 1997, Montaup and the R.I. Distribution Companies jointly filed amendments to the FERC-approved all-requirements power contracts between Montaup and the R.I. Distribution Companies, respectively, with FERC. The filing included a calculation for a CTC to recover stranded costs and a provision for standard offer service for resale to retail customers who do not choose an alternate generation supplier. These provisions are intended to ultimately replace the current services offered by the all-requirements contracts upon full retail access pursuant to the URA. The filing also includes "hold harmless" provisions for Montaup's other wholesale customers and for retail customers of the R.I. Distribution Companies, which allow f or recovery of any of Montaup's lost revenues during the initial phases of retail access in Rhode Island. This filing allows the R.I. Distribution Companies to implement on July 1, 1997 the phase-in provisions of the URA and to avoid any cross-subsidies by their retail customers who are excluded from the groups of customers given retail choice prior to the final phase and by Montaup's other customers.

        The May 1st and May 30th filings were consolidated by FERC and on October 29, 1997, settlement agreements among Montaup, its affiliated and non-affiliated customers, the Massachusetts Attorney General, the MADOER, the RIDIV and RIPUC were submitted for FERC approval. These settlements represent a comprehensive resolution of federal/wholesale issues of electric utility industry restructuring based on the settlement agreements in Massachusetts and Rhode Island.

        Negotiations in Rhode Island on final settlement terms regarding retail issues of electric utility industry restructuring, are nearing completion, subsequent to which a formal filing will be made to the RIPUC for approval.

        EUA is currently reviewing legislation that has been introduced in Massachusetts concerning electric industry restructuring. Certain provisions of the legislation as drafted are problematic to the consensus achieved through our negotiated settlement with Massachusetts stakeholders.

        Historically, electric rates have been designed to recover a utility's full costs of providing electric service including recovery of investment in plant assets. Also, in a regulated environment, electric utilities are subject to certain accounting rules that are not applicable to other industries. These accounting rules allow regulated companies, in appropriate circumstances, to establish regulatory assets and liabilities, which defer the current financial impact of certain costs that are expected to be recovered in future rates. The SEC has raised issues concerning the continued applicability of these standards with certain other electric utilities in other states facing restructuring.
The Company believes that its Core Electric operations will continue to meet the criteria established in these accounting standards.

        In July 1997, the Emerging Issues Task Force (EITF) reached a consensus regarding certain issues raised related to the application of Statement of Financial Accounting Standards No. 71, (FAS71) "Accounting for the Effects of Certain Types of Regulation". The EITF determined that when sufficient detail is available for the enterprise to reasonably determine how the transition plan will affect the separable portion of its business being deregulated, the enterprise should discontinue the application of FAS71 to that deregulated portion of its business. In Massachusetts and Rhode Island, sufficient detail is deemed to be available, upon approval by FERC, of those restructuring plans submitted by EUA in its respective jurisdictions. The EITF further determined that regulatory assets and liabilities originating in the separable portion of the business and no longer subject to rate regulation should be evaluated on the basis of where regulated cash flows to recover those regulatory assets and liabilities will be derived. Based on the current settlement agreements submitted by EUA in Massachusetts and Rhode Island, management does not believe the EITF decisions will have a material effect on EUA.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        See "Note C - Commitments and Contingencies: Recent Nuclear Regulatory Commission (NRC) Actions - Millstone III" for a discussion of pending legal action involving Montaup, Northeast Utilities, Connecticut Light & Power and Western Massachusetts Electric Company.

Item 5. Other Information

        On April 24, 1996, the FERC issued orders No. 888 and No. 889 to encourage competition in the bulk power market by requiring all public utilities that own, operate or control interstate transmission to file tariffs that offer others the same transmission services they provide themselves, under comparable terms and conditions, establishing the right and a mechanism for recovery of prudently incurred stranded costs and requiring public utilities to implement standards of conduct and an Open Access Same-time Information System (OASIS). FERC also issued a Notice of Proposed Rulemaking (NOPR) requesting comment on replacing the single tariff contained in the final open access rule with a capacity reservation tariff that would reveal how much transmission is available at any given time.


        Open-access transmission tariffs for point-to-point and local network service were filed with FERC by Montaup in February 1996 and became effective April 21, 1996, subject to refund, for a period of at least one year. The rates in the tariff s were the subject of a settlement agreement which was filed on July 9, 1996 to modify its terms and conditions in conformance with FERC's order.

        On December 31, 1996, Montaup filed revisions to its Open Access Transmission tariff necessary to comply with FERC's order on September 11, 1996, which dealt with use rights of High Voltage Direct Current (HVDC) interconnection transmission facilities with the Hydro Quebec system and on January 21, 1997, filed additional revisions to coincide with the New England Power Pool (NEPOOL) Open Access Transmission filing (see below).

        On January 3, 1997, as required by FERC in Order No. 889, Montaup filed its Standards of Conduct Implementation Procedures detailing Montaup's compliance with the requirements of FERC's standards. Coincident with this filing, Montaup complied with OASIS's requirements as part of a region wide OASIS in NEPOOL.

        On March 4, 1997, FERC issued Orders 888A and 889A which reaffirms the legal and policy bases in which Orders 888 and 889 are grounded and addresses interventions that were filed in response to Orders 888 and 889. As a result, on July 14, 19 97, Montaup filed revisions to its open access transmission service for compliance with FERC Order 888A. The filing incorporates all of the tariff amendments to date.

        On June 4, 1997, as supplemented on July 14, 1997, Montaup filed with FERC in Docket No. ER97-3200-000 amendments to its open access transmission tariff to provide for unbundled retail transmission service. Montaup proposed to allow retail customers to obtain retail transmission service directly from Montaup or through Montaup's retail affiliates acting as the retail customers' agent. Montaup requested FERC to allow the tariff amendments to become effective for service to retail customers in Blackstone's and Newport's service areas on July 1, 1997. FERC accepted the amendment to become effective subject to refund on that date in an order issued September 12, 1997. FERC accepted the amendment subject to any modification that may be required as a result of other pending proceedings concerning Montaup's transmission tariff and ordered Montaup to make a compliance filing changing the amendments in certain limited respects. The compliance filing was made by Montaup on October 1 0, 1997.

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

        On June 25, 1997, FERC issued an order conditionally authorizing the establishment of an ISO by NEPOOL effective July 1, 1997, affirming that the transfer of control of transmission facilities owned by the public utility members of NEPOOL to the ISO is consistent with the public interest under section 203 of the Federal Power Act.

        NEPOOL is in the process of transferring operational control of the New England bulk power system to the ISO, a newly created non-profit Delaware corporation. The ISO's primary responsibility is to ensure system reliability, administer the NE POOL Tariff, and oversee the efficient and competitive functioning of the regional power market. The selection of the ISO's Board of Directors was announced in April 1997.

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

       In general, the EUA System companies support the changes to NEPOOL because much of the cross-subsidies for sharing costs will be eliminated. These changes will have an impact on the Company's operating revenues and costs as NEPOOL transitions from a cost based to a bid based system.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits - None

(b) Reports on Form 8-K - On October 2, 1997, the Registrant filed a Current Report on Form 8-K will respect to Item 5 (Other Events).



                              SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Eastern Utilities Associates
                                       (Registrant)



Date:  November 14, 1997             /s/ Clifford J. Hebert, Jr.
                                         Clifford J.  Hebert, Jr., Treasurer
                                     (on behalf of the Registrant and
                                      as Principal Financial Officer)