Form 10-K405
period 1997-12-31
EASTERN UTILITIES ASSOCIATES; BLACKSTONE VALLEY ELECTRIC CO; EASTERN EDISON CO
filed 1998-03-20
CIK 31224, 12473, 14407

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   Form 10-K
(Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

   Commission          Registrants, State of Incorporation     I.R.S. Employer
   File Number         Address; and Telephone Number           Identification
   No.

   1-5366              EASTERN UTILITIES ASSOCIATES            04-1271872
                       (A Massachusetts voluntary association)
                       One Liberty Square
                       Boston, Massachusetts  02109
                       Telephone (617) 357-9590

   0-2602              Blackstone Valley Electric Company      05-0108587
                       (A Rhode Island Corporation)
                       750 W. Center Street
                       West Bridgewater, Massachusetts 02379
                       Telephone (508) 559-1000

   0-8480              Eastern Edison Company                  04-1123095
                       (A Massachusetts Corporation)
                       750 W. Center Street
                       West Bridgewater, Massachusetts 02379
                       Telephone (508) 559-1000

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


Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrants. As of March 16, 1998:

Eastern Utilities Associates Common Shares, $5 par value - $510,899,925

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  Eastern Utilities Associates Common Shares
     Outstanding at March 16, 1998: 20,435,997
  Blackstone Valley Electric Company Common Shares
     Outstanding at March 16, 1998:   184,062
  Eastern Edison Company Common Shares
     Outstanding at March 16, 1998: 2,891,357

Portions of the Annual Reports to Shareholders of Eastern Utilities Associates, Blackstone Valley Electric Company, and Eastern Edison Company for the year ended December 31, 1997, are incorporated by reference into Part II. Portions of the Eastern Utilities Associates Proxy Statement dated March 25, 1998 are incorporated by reference into Part III.

                   EASTERN UTILITIES ASSOCIATES
                BLACKSTONE VALLEY ELECTRIC COMPANY
                      EASTERN EDISON COMPANY
                 1997 Annual Report on Form 10-K
                        Table of Contents


Table of Contents. . . . . . . . . . . . . . . . . . . . . . . .I

GLOSSARY OF DEFINED TERMS. . . . . . . . . . . . . . . . . . . IV

                              PART I

Item 1.        BUSINESS. . . . . . . . . . . . . . . . . . . . .1
     System Overview . . . . . . . . . . . . . . . . . . . . . .1
     General - Core Electric Business. . . . . . . . . . . . . .1

     Electric Utility Industry Restructuring . . . . . . . . . .5
       Unbundled Services. . . . . . . . . . . . . . . . . . . .5
       Stranded Costs. . . . . . . . . . . . . . . . . . . . . .5
       Rhode Island - Retail . . . . . . . . . . . . . . . . . .6
       Massachusetts - Retail  . . . . . . . . . . . . . . . . .7
       FERC - Wholesale  . . . . . . . . . . . . . . . . . . . .8
       Divestiture . . . . . . . . . . . . . . . . . . . . . . .9
       Accounting Issues . . . . . . . . . . . . . . . . . . . .9

     General - EUA Cogenex . . . . . . . . . . . . . . . . . . 10
     General - EUA Energy Investment . . . . . . . . . . . . . 12

     Capital Requirements  . . . . . . . . . . . . . . . . . . 13
       Capital Requirements - EUA. . . . . . . . . . . . . . . 13
       Construction Program - Blackstone . . . . . . . . . . . 13
       Construction Program - Eastern Edison . . . . . . . . . 14

     Fuel for Generation . . . . . . . . . . . . . . . . . . . 14

     Nuclear Power Issues  . . . . . . . . . . . . . . . . . . 17
       General . . . . . . . . . . . . . . . . . . . . . . . . 17
       Decommissioning . . . . . . . . . . . . . . . . . . . . 18
       Millstone 3 . . . . . . . . . . . . . . . . . . . . . . 18
       Connecticut Yankee . . . . . . . . . . . . . . . . . .  20
       Maine Yankee . . . . . . . . . . . . . . . . . . . . .  20
       Yankee Atomic . . . . . . . . . . . . . . . . . . . . . 21
       General . . . . . . . . . . . . . . . . . . . . . . . . 21

     Public Utility Regulation . . . . . . . . . . . . . . . . 22

     Rates   . . . . . . . . . . . . . . . . . . . . . . . . . 23
       FERC Proceedings - Transmission . . . . . . . . . . . . 25
       FERC Proceedings - Supply . . . . . . . . . . . . . . . 26
       Massachusetts Proceedings . . . . . . . . . . . . . . . 26
       Rhode Island Proceedings  . . . . . . . . . . . . . . . 27

     Environmental Regulation  . . . . . . . . . . . . . . . . 28
       General . . . . . . . . . . . . . . . . . . . . . . . . 28
       Preconstruction Reviews . . . . . . . . . . . . . . . . 28
       Solid and Hazardous Waste Regulation. . . . . . . . . . 28
       Superfund Requirements. . . . . . . . . . . . . . . . . 29
       Chemical Regulation . . . . . . . . . . . . . . . . . . 29
       Potential Regulation of Electric and Magnetic Fields. . 29
       Water Regulation. . . . . . . . . . . . . . . . . . . . 30
       Air Regulation. . . . . . . . . . . . . . . . . . . . . 30
       Other Requirements. . . . . . . . . . . . . . . . . . . 32

     Environmental Regulation of Nuclear Power . . . . . . . . 33

     Other . . . . . . . . . . . . . . . . . . . . . . . . . . 33

Item 2.     PROPERTIES . . . . . . . . . . . . . . . . . . . . 33
     Power Supply  . . . . . . . . . . . . . . . . . . . . . . 33
     Other Property. . . . . . . . . . . . . . . . . . . . . . 36

Item 3.     LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . 37
     Rate Proceeding . . . . . . . . . . . . . . . . . . . . . 37
     Environmental Proceedings . . . . . . . . . . . . . . . . 37
     Ridgewood . . . . . . . . . . . . . . . . . . . . . . . . 40
     Other Proceedings . . . . . . . . . . . . . . . . . . . . 41

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS  41

     Executive Officers of Eastern Utilities Associates. . . . 42

                         PART II

Item 5. MARKET FOR EUA'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS. . . . . . . . . . . . . . . . . . . . . . . . 43

Item 6.     SELECTED FINANCIAL DATA. . . . . . . . . . . . . . 43


Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . 43

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . 43

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES. . . . . . . .  43

                              PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS  44

     Eastern Utilities Associates. . . . . . . . . . . . . . . 44
     Blackstone and Eastern Edison . . . . . . . . . . . . . . 44

Item 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . 45
     Eastern Utilities Associates. . . . . . . . . . . . . . . 45
     Blackstone and Eastern Edison . . . . . . . . . . . . . . 46

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT . . . . . . . . . . . . . . . . . . . . . 46

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . 46

                              PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K. . . . . . . . . . . . . . . . . . . . . .  47
     (a)(1) Financial Statements . . . . . . . . . . . . . . . 47
     (a)(2) Financial Statement Schedules  . . . . . . . . . . 47
     (a)(3) Exhibits (*denotes filed herewith).. . . . . . . . 47
     (b)  Reports on Form 8-K. . . . . . . . . . . . . . . . . 61

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . 63

Report of Independent Accountants. . . . . . . . . . . . . . . 74

Consent of Independent Accountants . . . . . . . . . . . . . . 76
                          GLOSSARY OF DEFINED TERMS

The following is a glossary of frequently used abbreviations and/or acronyms found throughout this report:

The EUA System Companies

     Blackstone               Blackstone Valley Electric Company
     Eastern Edison           Eastern Edison Company
     EUA                      Eastern Utilities Associates
     EUA Cogenex              EUA Cogenex Corporation
     EUA Day                  EUA Day Company, a division of EUA Cogenex
     EUA Ocean State          EUA Ocean State Corporation
     EUA Service              EUA Service Corporation
     EUA Energy               EUA Energy Investment Corporation
     EUA Energy Services      EUA Energy Services Corporation
     EUA Telecommunications   EUA Telecommunications Corporation
     Montaup                  Montaup Electric Company
     Newport                  Newport Electric Corporation
     Registrants              EUA, Blackstone and Eastern Edison
     Renova                   Renova (formerly EUA Nova), a division
                              of EUA Cogenex
     Retail Subsidiaries      Blackstone, Eastern Edison and Newport

Non-Affiliated Companies

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


GLOSSARY OF DEFINED TERMS (Cont'd)

Regulators/Regulations (continued)

     DOE                      Department of Energy
     DTE                      Massachusetts Department of Telecommunications
                              and Energy (formerly Massachusetts Department
                              of Public Utilities)
     EITF                     Emerging Issues Task Force
     Energy Policy Act        Energy Policy Act of 1992
     EPA                      Federal Environmental Protection Agency
     FASB                     Financial Accounting Standards Board
     FERC                     Federal Energy Regulatory Commission
     IRS                      Internal Revenue Service
     MADEP                    Massachusetts Department of Environmental
                                Protection
     MADOER                   Massachusetts Department of Energy Resources
     NESCAUM                  Northeast States for Coordinated Air Use
                                Management
     NRC                      Nuclear Regulatory Commission
     NWPA                     Nuclear Waste Policy Act
     Price-Anderson Act       The Price-Anderson Act, as amended by the
                                Price-Anderson Amendments of 1988
     PURPA                    Public Utility Regulatory Policies Act
                                of 1978
     RIDEM                    Rhode Island Department of Environmental
                                Management
     RIDIV                    Rhode Island Division of Public Utilities
                                and Carriers
     RIPUC                    Rhode Island Public Utilities Commission
     SEC                      Securities and Exchange Commission
     TSCA                     Toxic Substances Control Act

Other

     BTU                      British Thermal Unit
     DSM                      Demand Side Management
     EMF                      Electric and Magnetic Fields
     EWG                      Exempt Wholesale Generator
     IPP                      Independent Power Producer
     ISO                      Independent System Operator
     kv                       Kilovolt
     kWh                      Kilowatthour
     mmBtu                    Millions of British Thermal Units
     MOU                      Memorandum of Understanding
     mw                       Megawatt
     NEPOOL                   New England Power Pool
     PCB                      Polychlorinated Biphenyls

               GLOSSARY OF DEFINED TERMS (Cont'd)

Other (continued)

     PRP                      Potentially Responsible Party
     QF                       Qualifying cogeneration and small power
                               production facilities pursuant to PURPA
     Seabrook Project         Seabrook Nuclear Power Project located in
                                Seabrook, New Hampshire




                               PART I

Item 1.                       BUSINESS

System Overview

     Eastern Utilities Associates is a Massachusetts voluntary association organized and existing under a Declaration of Trust dated April 2, 1928, as amended, and is a registered holding company under the 1935 Act. Blackstone, a registered retail electric utility organized under the laws of the State of Rhode Island in 1912 operates in northern Rhode Island. Eastern Edison, a registered retail electric utility company, was organized under the laws of the Commonwealth of Massachusetts in 1883 and operates in southeastern Massachusetts. EUA owns directly all of the shares of common stock of Blackstone, Eastern Edison, and Newport, a retail electric utility which operates in south coastal Rhode Island. These subsidiaries are collectively referred to as the Retail Subsidiaries. Eastern Edison owns all of the permanent securities of Montaup, a generation and transmission company, which currently supplies electricity to Eastern Edison, Blackstone, Newport and two unaffiliated utilities for resale. EUA also owns directly all of the shares of common stock of EUA Cogenex, EUA Energy, EUA Ocean State, EUA Energy Services, EUA Service and EUA Telecommunications. EUA Service provides various accounting, financial, engineering, planning, data processing and other services to all EUA System companies. EUA Cogenex is an energy services company. EUA Energy invests in energy-related projects. EUA Ocean State owns a 29.9% interest in OSP's two gas-fired generating units. (See Item
2. PROPERTIES --Power Supply.) EUA Energy Services markets energy and energy related services. EUA Telecommunications provides telecommunications and information services. The holding company system of EUA, the Retail Subsidiaries, Montaup, EUA Service, EUA Cogenex, EUA Energy, EUA Ocean State, EUA Energy Services, and EUA Telecommunications is referred to as the EUA System. The EUA System is organized into a business unit structure. The Core Electric Business consists of the Retail Subsidiaries and Montaup. (See Electric Utility Industry Restructuring for a discussion of changes taking place in the utility industry in the territories served by EUA's Core Electric Business.) The Energy Related Business includes EUA Cogenex, EUA Energy, EUA Ocean State, EUA Energy Services and EUA Telecommunications. The Corporate Business is made up of EUA and EUA Service.

General - Core Electric Business

     As of December 31, 1997, the number of regular employees in the core electric and corporate business units was 983. Blackstone had 95 regular non-union employees. Eastern Edison and Montaup had 281 regular employees. Newport and EUA Service employed 58 and 549, respectively, at December 31, 1997. Labor bargaining unit contracts covering approximately 70 employees of Eastern Edison in the Fall River area, and approximately 62 employees of Montaup, and 53 employees of Newport expire in June 1999, January 2000, and September 1998, respectively. Relations with employees are considered to be satisfactory.

     The Core Electric Business supplies retail electric service in 33 cities and towns in southeastern Massachusetts and Rhode Island. The largest communities served are the cities of Brockton and Fall River, Massachusetts. The retail electric service territory covers approximately 595 square miles and has an estimated population of approximately 737,000. At December 31, 1997, Core Electric Business served approximately 302,000 retail customers.

     Blackstone serves a territory of about 150 square miles in portions of northern Rhode Island with a population of approximately 207,000. At December 31, 1997, Blackstone furnished retail electric service to approximately 85,000 customers in the cities of Central Falls, Pawtucket and Woonsocket, and four surrounding towns.

     Eastern Edison supplies retail electric service in 22 cities and towns in southeastern Massachusetts. The largest communities served are the cities of Brockton and Fall River, Massachusetts. The retail electric service territory covers approximately 390 square miles and has an estimated population of approximately 461,000. At December 31, 1997, Eastern Edison served approximately 184,000 retail customers.

     Newport supplies retail electric service to approximately 33,000 customers in the cities of Jamestown, Middletown, Newport, and Portsmouth, Rhode Island. The retail electric service territory covers approximately 55 square miles and has an estimated population of approximately 69,000.

     The Core Electric Business accounted for approximately 89% of total operating revenues of the EUA System in 1997 and 1996, and approximately 86% in 1995. The remaining balance of operating revenues during these periods were primarily attributable to EUA Cogenex.

     Montaup is currently required to backstop the Retail Subsidiaries' standard offer energy requirements (See "Massachusetts-Retail" under Electric Utility Industry Restructuring below.) About 48% of the current net generating capacity of the EUA System comes from a combination of the following sources:
(i) wholly owned EUA System generating plants, primarily Montaup's 154 mw Somerset facility located in Somerset, Massachusetts; (ii) Montaup's net entitlement of 243 mw from the 586 mw Canal No. 2 unit, which is located in Sandwich, Massachusetts and is 50% owned by Montaup; and, (iii) entitlements from units in which Montaup has partial ownership interests (by joint ownership through tenancy-in-common or by stock ownership) that are 4.5% or less. The remaining 52% of the net generating capacity of the EUA System comes from units in which Montaup has long-term or short-term power contracts for shares ranging from 5.1% to 41.7% of the unit's capacity, including 28% of the OSP Units 1 and 2 in which EUA Ocean State has a 29.9% partnership interest, or entitlements from the Hydro-Quebec Project through NEPOOL. (See Item 2. PROPERTIES -- Power Supply for further details of the EUA System's sources of power supply).


     Consistent with Electric Utility Industry Restructuring legislation passed in Rhode Island and Massachusetts and settlement agreements approved by regulators in Rhode Island, Massachusetts, and at FERC, Montaup has agreed to sell its generating assets. EUA anticipates the sale will be completed in early 1999. (See Electric Utility Industry Restructuring for further discussion of the divestiture process.)

     The Retail Subsidiaries and Montaup hold valid franchises, permits and other rights which are necessary to allow these companies to conduct electric business within the territories which they serve. Such franchises, permits and other rights contain no unduly burdensome restrictions or limitations upon duration. Section 312 of the Massachusetts Electric Industry Restructuring Act signed into law on November 25, 1997 directs the DTE in conjunction with the Massachusetts Department of Energy Resources (MADOER) to commence, no sooner than January 1, 2000, an investigation and review of the manner in which metering billing and information services (MBIS) are provided and the exclusivity of electric distribution service territories. In the event that the DTE determines that such services should be subject to competition or that territorial exclusivity shall be terminated or altered in any manner, the DTE shall, by no later than January 1, 2001, file its recommendations, along with drafts of legislation necessary to implement said recommendations, with the clerk of the house of representatives. Any unbundling and creation of competition of such services shall not commence unless statutorily authorized.

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

     The electric generation, or supply function is now a competitive industry in Rhode Island and Massachusetts, and initiatives nationwide are considering adopting similar principles. Recently announced sales of generating portfolios by regional utility companies, including Montaup, should generate a more robust energy market in the regions served by EUA's Core Electric Business as new supply entrants vie for customers. Montaup faces competition from these new suppliers as well as existing suppliers and marketers in selling the output of its current generating capacity and its capacity remaining after divestiture.

      Competition in the generation sector has been developing for two decades, enabled and encouraged by federal and state initiatives. PURPA was intended, among other things, to promote national energy independence and diversification of energy supply and to improve the overall efficiency of energy usage. PURPA created a class of non-utility power generation facilities called qualifying facilities or QFs. PURPA currently allows QFs to sell power generated by the QFs to local utilities at specified rates based on each utility's avoided cost. In order to further promote competition in energy supply, the Energy Policy Act established another class of non-utility generators, generally referred to as EWGs, which are exempt from the 1935 Act. Non-utility wholesale generators, generally known as independent power producers or IPPs, are subject to FERC regulations under the Federal Power Act as well as various other federal, state, and local regulations. The Energy Policy Act also increased FERC's power to order transmission access, resulting in FERC's open access transmission order and Regional Transmission Group Policy. As a complement to the federal initiatives, the DTE and the RIPUC implemented regulations in the 1980's and early 1990's which require utilities to integrate least-cost planning with competitive proposals to meet requirements for new generation. Both states also approved in 1993 a Memorandum of Understanding among Montaup and the Retail Subsidiaries that establishes a framework which makes possible a coordinated, regional review of the resource planning and procurement process
of the EUA System Companies.   (See Electric Utility Industry Restructuring and
Public Utility Regulation below).

     On April 24, 1996, the FERC issued orders No. 888 and No. 889 to encourage competition in the bulk power market by requiring all public utilities that own, operate or control interstate transmission to file tariffs that offer others the same transmission services they provide themselves, under comparable terms and conditions, establishing the right and a mechanism for recovery of prudently incurred stranded costs and requiring public utilities to implement standards of conduct and an Open Access Same-time Information System (OASIS). FERC also issued a Notice of Proposed Rulemaking (NOPR) requesting comment on replacing the single tariff contained in the final open access rule with a capacity reservation tariff that would reveal how much transmission is available at any given time. (See Public Utility Regulation below.)

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

     The NEPOOL Tariff, which became effective on March 1, 1997, ensures non-discriminatory open access to the regional transmission network by providing a single rate for all transactions that utilize the NEPOOL's bulk power transmission facilities. The NEPOOL Tariff promotes competition in the New England power market through its single transmission rate structure. All regional service within NEPOOL, except for wheeling through or out, is to be provided as a network service.

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

     To give market participants more choice and to foster competition, the restructured NEPOOL proposes the unbundling of electric service in the NEPOOL control area. The restructured NEPOOL calls for the development of competitive wholesale markets for installed capability, operable capability, energy, and reserves. These wholesale products will be market priced based on bid clearing pricing rather than the current cost-based pricing. Market participants will be able to transfer their responsibility for these products by buying or selling these various services through bilateral transactions or through the regional power exchange that will be administered through the ISO. The installed capability market will most likely be implemented in April of 1998, the operable capability and energy markets are planned for November of 1998, and the reserve markets will subsequently be implemented.

     In general, the EUA System companies support the changes to NEPOOL because much of the cross-subsidies for sharing costs will be eliminated. These changes will have an impact on the Company's operating revenues and costs as NEPOOL transitions from a cost based to a bid based system.

Electric Utility Industry Restructuring

Unbundled Services:

     The electric utility industry in both Massachusetts and Rhode Island, the states in which EUA provides electric services, is transitioning from a traditional rate regulated environment to a competitive marketplace. Traditional electric utility services - generation, transmission and distribution - have been unbundled into separate and distinct services. The generation, or supply, function is now competitive with customers able to choose their own electricity supplier at market prices. The transmission and distribution functions remain regulated services. The local distribution company is responsible for providing distribution services to the ultimate electricity consumer within its franchised service territory and the transmission company is required to provide open access, non-discriminatory transmission services to generation or supply companies.

Stranded Costs:

     Stranded costs represent prudently incurred costs of generation which are now above their current economic value. In both Massachusetts and Rhode Island (see discussions below) stranded costs have been defined to include items such as above-market net investments in generation assets, generation related regulatory assets, nuclear decommissioning and above market commitments under current power purchase contracts. A December 19, 1997 order from FERC provides Montaup, the EUA System's generation company, with full recovery of its stranded costs. Stranded costs are recovered, via a Contract Termination Charge (CTC) under a contract termination agreement which replaced the all-requirements contracts formerly in force between Montaup and its retail affiliates. In its order, FERC approved settlement agreements between Montaup, its retail affiliates and consumer representatives in Massachusetts and Rhode Island. Both states' regulatory bodies have approved retail settlements in
accordance with enabling state legislation.   At December 31, 1997 Montaup
estimated its stranded costs, including unmitigated investment in owned generation, generation-related regulatory assets, above-market purchase power commitments, nuclear decommissioning and transition expenses to be approximately $1 billion on a present value basis. This estimate is subject to significant uncertainties including the future market price of electricity. (See "Divestiture" below for a discussion of stranded cost mitigation.)

 Rhode Island - Retail:

     On August 7, 1996, the Governor of Rhode Island signed into law the Utility Restructuring Act of 1996 (URA). The URA provides for customer choice of electricity supplier in several phases commencing July 1, 1997 for certain customers and culminating with choice for all customers by July 1, 1998, or sooner. Under the URA, the local distribution company retains the responsibility of providing distribution services to the ultimate electricity consumer within its franchised service territory. For customers who do not choose an alternative supplier, the local distribution company must arrange for standard offer service. Distribution companies are providers of last resort service for customers who are unable to obtain their own supply.

     The URA provides for full recovery of stranded costs, through a non-bypassable transition charge initially set at 2.8 cents per kWh through December 31, 2000. The transition charge recovers, among other things, costs of depreciated generation, net of its market value; regulatory assets;
nuclear decommissioning costs; and above-market payments to power suppliers. The costs of net, above-market generation assets and regulatory assets will be recovered, with a return, through a fixed component of the transition charge from January 1, 1998, through December 31, 2009. A variable component of the transition charge will recover, on a reconciling basis, among other things, nuclear decommissioning and above market purchased power commitments from January 1, 1998, through the life of the respective unit or contract. The URA also provides for commitments to demand side management initiatives and renewables, low-income customer protections, divestiture of at least 15% of owned non-nuclear generating units as a valuation basis for mitigation of stranded cost recovery, and performance-based ratemaking (PBR) standards for electric distribution companies to be in effect until the end of 1998. These performance-based standards provide for a 6% minimum and an approximate 12% maximum allowed return on equity for Blackstone and Newport, EUA's Rhode Island Distribution Companies (R.I. Distribution Companies). In addition, the URA provides for adjustments to electric distribution companies' base rates using the prior year's Consumer Price Index for 1997 and 1998 and other performance factors. Under this provision of the law, rates were increased 1.3% for customers of both Blackstone and Newport effective January 1, 1998.

     In February 1997, Blackstone, Newport and Montaup reached a settlement in principle with the Rhode Island Division of Public Utilities and Carriers (RIDIV) and the state's Attorney General and filed a Memorandum of Understanding (MOU) with the Rhode Island Public Utilities Commission (RIPUC), outlining the terms of the settlement. The settlement was submitted to the RIPUC in two separate filings which were approved on April 21, 1997 and December 17, 1997, respectively. In addition to complying with the URA, the settlement, similar in many respects to the settlement negotiated in Massachusetts, described below, provided for a 4% rate reduction for Newport's customers and a 13% rate reduction for Blackstone's customers effective January 1, 1998, amendments to Blackstone and Newport power contracts with Montaup to replace all-requirements provisions with a CTC concurrent with retail access and the filing of a plan to divest all of Montaup's generating assets. The net proceeds of the divestiture will be used to mitigate the amount of Montaup's stranded costs to be recovered through the CTC. (See "Divestiture" below for a discussion of Montaup's divestiture process.)

     On December 17, 1997, the RIPUC approved a retail settlement which included a distribution rate freeze through December 31, 2000, except for any temporary credit or surcharge resulting from PBR implementation or the standard offer reconciliation, and retail access for all customers commencing January 1, 1998.

Massachusetts - Retail:

     On December 23, 1996, Eastern Edison and Montaup reached an agreement in principle with the Attorney General of Massachusetts and the MADOER and filed a MOU with the Massachusetts Department of Telecommunications and Energy (DTE) (formerly the Department of Public Utilities) outlining the terms of a plan, similar in many aspects to the URA, which would allow retail customers to choose their supplier of electricity in 1998 and provide Eastern Edison and Montaup full recovery of stranded costs. On May 16, 1997 an Offer of Settlement was filed with the DTE.

     The Offer of Settlement provided all of Eastern Edison's customers the ability to choose an alternative supplier of electricity beginning as soon as January 1, 1998. Until a customer chooses an alternative supplier, that customer would receive standard offer service which would be priced to guarantee at least a 10% reduction in electricity rates. Eastern Edison would be required to arrange for standard offer service through December 31, 2004 and would purchase power for standard offer service from suppliers through a competitive bidding process. Montaup has guaranteed standard offer supply at a fixed price schedule for the duration of the standard offer period. For competitive suppliers to be eligible to provide supplies for standard offer service, their prices must be competitive with the fixed prices guaranteed by Montaup. In the event that some, or all, of the standard offer requirement is not awarded to competitive suppliers, Montaup has an obligation to provide such requirement at the indicated fixed price schedule, so called backstop service. This backstop service will be assigned proportionately to purchasers of Montaup's generating capacity. The agreement is also designed to achieve full divestiture of Montaup's generating assets via implementation of a plan, that would require (1) functional separation by Montaup of its generating and transmission businesses, and (2) full market valuation and sale of all non-nuclear generating assets through an auction or equivalent process.

     On March 1, 1998, concurrent with retail choice in Massachusetts, Montaup's FERC - approved, all-requirements wholesale contract with Eastern Edison was terminated. In its place, Montaup is billing Eastern Edison a CTC designed to recover, among other things, Montaup's stranded costs. Eastern Edison recovers the CTC through a non-bypassable transition access charge to all of its distribution customers. The transition access charge will be reduced by the fair market value of Montaup's generating assets as determined by selling, spinning off, or otherwise disposing of such generating facilities. (See "Divestiture" below.)

     Embedded costs associated with generating plants and regulatory assets are recovered, with a return, over a period of twelve years ending December 31, 2009. Purchased power contracts and nuclear decommissioning costs are recovered as incurred over the life of those obligations, a period expected to extend beyond twelve years. The initial transition access charge is set at
3.04 cents per kWh through December 31, 2000, and is expected to decline thereafter.

     The agreement also establishes a performance component for Eastern Edison, incorporating a floor and cap on allowed return on equity. Under the agreement, Eastern Edison's distribution rates are frozen until December 31, 2000. Subsequent to the commencement of retail choice, Eastern Edison's annual return on equity is subject to a floor of 6% and a ceiling of 11.75%.

     On November 25, 1997, the Governor of Massachusetts signed the Electric Industry Restructuring Act (the Act) into law. The Act directed the DTE to require electric companies to accommodate retail access to generation services and choice of supplier by March 1, 1998 and to require electric companies to file restructuring plans to do so. The Act also provides for a 10%
reduction in electric rates commencing March 1, 1998 and an additional 5% reduction, adjusted for inflation, commencing September 1, 1999. The additional 5% reduction may be accomplished with benefits from asset divestiture and/or securitization. Recognizing the fact that certain electric companies, including Eastern Edison, had already submitted restructuring settlement agreements, the Act provided that "an electric company that has filed a plan which substantially complies or is consistent with this chapter as determined by the department shall not be required to file a new plan, and the department shall allow such plans previously approved or pending before the department to be implemented." On December 5, 1997, the DTE issued a notice seeking comments on whether the Eastern Edison Settlement Agreement "substantially complies or is consistent with this chapter." Eastern Edison and other parties provided comments.

     on December 23, 1997 the DTE approved the Settlement as being in substantial compliance with the Act. Retail access commenced on March 1, 1998 for Eastern Edison's retail customers.

     In January 1998, several parties filed motions for reconsideration of Eastern Edison's approved settlement agreement and motions to extend the judicial appeal period with the DTE. The motions for reconsideration claim that provisions of the approved plan involving consumer rates, cost recovery, energy efficiency and reliability do not meet standards set forth in the Act. The DTE denied one party's motion and that party has appealed the DTE's ruling to the Massachusetts Supreme Judicial Court. Management cannot predict the ultimate outcome of the pending motions for reconsideration or judicial appeal.

     The Office of the Attorney General has certified a referendum petition to repeal the Act as a matter appropriate for a referendum initiative. A petition was filed with the Election Division of the Office of the Secretary of State in February 1998. A question on repealing the Act will be presented to voters on the November 1998 ballot. EUA and the electric industry in Massachusetts will actively oppose repeal. Management cannot predict the outcome of the November ballot question.

FERC - Wholesale:

     On May 1, 1997, Montaup and the R.I. Distribution Companies jointly filed amendments to their FERC-approved all-requirements power contracts. The filing included a calculation for a CTC to recover stranded costs and a provision for standard offer service for resale to retail customers who do not choose an alternate generation supplier as discussed under "Massachusetts-Retail" above. These provisions replaced the services offered by the all-requirements contracts upon full retail access pursuant to the URA. The filing also included hold harmless provisions for Montaup's other wholesale customers and for retail customers of the R.I. Distribution Companies and lost revenue provisions, which allow for recovery of any of Montaup's lost revenues for the period from the initial phases of retail access in Rhode Island through completion of Montaup's divestiture process. This filing allowed the R.I. Distribution Companies to implement on July 1, 1997 the phase-in provisions of the URA and prevented any cross-subsidies by their retail customers who were excluded from the groups of customers given retail choice prior to January 1, 1998 and by Montaup's other customers.

     On May 30, 1997, elements of the Massachusetts Settlement Agreement, including the CTC calculation, which fall under the jurisdiction of FERC were filed with FERC.

     The May 1st and May 30th filings were consolidated by FERC and on October 29, 1997, settlement agreements among Montaup, its affiliated and non-affiliated customers, the Massachusetts Attorney General, the MADOER, the RIDIV and RIPUC were submitted for FERC approval. These settlements represent a comprehensive resolution of federal/wholesale issues of electric utility industry restructuring based on the settlement agreements in Massachusetts and Rhode Island. FERC approved the settlements on December 19, 1997, accommodating retail choice for EUA's retail customers in Massachusetts and Rhode Island.

Divestiture:

     Montaup began marketing its portfolio of generation assets in July 1997, and subsequently received bids from a number of potential purchasers. On January 23, 1998, based on a review of the offers and discussions with potential purchasers, Montaup announced that it was reopening the sales process on the majority of its generating assets. The process is expected to require four to six months to execute the purchase and sale agreement. The net proceeds of the sale, as defined in the settlement agreements, will be used to mitigate Montaup's CTC to its retail affiliates via a Residual Value Credit
(RVC). The RVC will reduce the fixed component of the CTC for the net proceeds, with a return, in equal annual amounts over the period commencing on the date the RVC is implemented through December 31, 2009. Subject to regulatory approvals, Montaup anticipates the sale will be completed in early 1999.

Accounting Issues:

     Historically, electric rates have been designed to recover a utility's full cost of providing electric service including recovery of investment in plant assets. Also, in a regulated environment, electric utilities are subject to certain accounting rules that are not applicable to other industries.
These accounting rules allow regulated companies, in appropriate circumstances, to establish regulatory assets and liabilities, which defer the current financial impact of certain costs that are expected to be recovered in future rates. The SEC has raised issues concerning the continued applicability of these standards with certain other electric utilities in other states facing restructuring.

     In July 1997, the Financial Accounting Standards Board's (FASB) Emerging Issues Task Force (EITF) reached a consensus regarding certain issues raised related to the application of Statement of Financial Accounting Standards No. 71 (FAS71), "Accounting for the Effects of Certain Types of Regulation." The EITF determined that when sufficient detail is available for an enterprise to reasonably determine, from legislation and enabling rate orders, how the transition plan will affect the separable portion of its business being deregulated, the enterprise should discontinue the application of FAS71 to that deregulated portion of its business. The EITF also concluded that utilities can continue to carry previously recorded regulatory assets on their balance sheet if regulators have guaranteed a regulated cash flow stream to recover the cost of those assets.

     In light of approved restructuring settlement agreements and restructuring legislation in both Massachusetts and Rhode Island, EUA has determined that Montaup no longer will apply the provisions of FAS71 to the generation portion of its business. Due to the recoverability of regulatory assets granted in the approved restructuring plans, EUA believes that the discontinuation of FAS71 for the generation portion of Montaup's business will not have a material impact on EUA's results of operation or financial condition. EUA believes its transmission and retail distribution businesses continue to meet the criteria for continued application of FAS71.

     In addition, if legislative or regulatory changes and/or competition result in electric rates which do not fully recover a company's costs, a write-down of plant assets could be required pursuant to Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." EUA does not anticipate any write-down of plant assets as a result of approved restructuring plans or enacted legislation at this time.

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

     EUA Cogenex is compensated for these services primarily through energy services agreements in which EUA Cogenex and the customer who occupies or owns a facility agree upon a prescribed base year and a set of savings calculations. EUA Cogenex then receives payments based on a portion of the savings that result from the installation and maintenance of the energy efficient equipment in the facility. Some of EUA Cogenex revenues under these agreements are dependent upon the actual achievement of energy savings. In addition, EUA Cogenex participates in demand side management (DSM) programs sponsored by electric utilities as a means to decrease both base load and peak demand on the utilities' systems. In utility DSM programs, EUA Cogenex contracts with the utility and its commercial and industrial customers in order to decrease the overall demand on the utility system or to reduce peak demand, curtailing the need for costly capacity additions. EUA Cogenex contracts for utility DSM programs through a bidding process or participates in the utility's "Fixed Rate Program." EUA Cogenex also may, from time to time, acquire existing DSM contracts or energy services agreements, or the benefits from those contracts from other energy services companies through its "flexifund" finance division.

     EUA Cogenex's principal markets include institutional, commercial, industrial, government entities and, through its EUA Citizens Conservation Services subsidiary, public and private multi-family housing.

     Difficulties in turning project proposals into signed contracts, the virtual elimination of utility sponsored DSM programs and the termination of two joint ventures hampered EUA Cogenex's 1996 earnings. As a result, a write-off of certain start-up costs of abandoned joint ventures, and expenses related to certain project proposals along with a reduction in carrying value of certain on-going projects necessitated by market conditions resulted in a $5.9 million pre-tax ($3.7 million after-tax or 18 cents per share) charge to earnings in the second quarter of 1996.

     In the early part of 1997, EUA Cogenex restructured its senior management to provide a more efficient control function and created a "team" concept whereby every employee is assigned to a work team for project implementation and administrative purposes. While EUA believes that the energy efficiency market still provides a viable business opportunity for EUA Cogenex, it will be important for EUA Cogenex to continue to improve the performance of its sales activity.

     EUA Cogenex also operates a lighting services division, Renova (Formally EUA Nova), and a controls division, EUA Day. Renova provides lighting products designed to achieve an efficiency gain through the integration of various lamp, ballast and light reflector products. EUA Day, is primarily engaged in the business of customization, installation and servicing of building temperature control systems, monitoring and verification systems and process control systems for the purpose of energy conservation. These systems are primarily designed for regulating lighting and heating, ventilation and air-conditioning, but can also simultaneously be used for security surveillance, building entry and exit, equipment monitoring and air quality monitoring.

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

     At December 31, 1997, EUA Cogenex employed 197 persons in its operations.

     EUA Cogenex's competition is comprised primarily of the manufacturers and distributors of the energy efficiency equipment which it installs, other utility-owned energy services companies, engineering consulting firms and from financial institutions who provide capital to finance energy efficiency projects.

     The deregulation of the electric utility industry may have an effect on EUA Cogenex. Electric industry deregulation may present new markets and opportunities in which EUA Cogenex may participate. However, some electric utilities have, or announced plans to establish, subsidiaries that will compete directly with EUA Cogenex. In 1996, the move toward electric industry deregulation resulted in a reduction of electric utility sponsored DSM programs which resulted in a reduction of EUA Cogenex's revenues. However, certain electric industry restructuring statutes have created additional DSM spending requirements and those requirements should provide greater revenue opportunities for EUA Cogenex.

     As of December 31, 1997, EUA Cogenex participated in five partnerships.
It is the managing general partner in all of the partnerships and has limited partnership interest in certain of the partnerships. EUA Cogenex has provided virtually all of the capital to the partnerships and is generally entitled to a return of, and on, this capital before any significant partnership distribution is made to the other general partners. All partnerships and their customers are subject to the same selection and screening process to establish acceptable credit quality.

     The rates charged by EUA Cogenex to customers through its energy service agreements are not subject to the jurisdiction of any regulatory agency.

     The following table sets forth the amounts of revenues, pre-tax income, net earnings and identifiable assets attributable to the consolidated operations of EUA Cogenex:

                           Year Ended December 31,
                           1997     1996       1995
                                 (In Thousands)
Operating Revenues      $61,321  $ 56,317      $ 79,499
Pre-tax (Loss) Income      $769  $(10,186)(1)  $ (13,885)(2)
Net (Loss) Earnings        $202  $ (6,522)(1)  $  (7,904)(2)
Total Assets           $188,351  $195,161      $ 199,115

(1) Includes pre-tax charge of $5.9 million, $3.7 million after-tax, related to the June 1996 write down of certain project costs.
(2) Includes pre-tax charge of $18.1 million, $10.5 million after-tax, related to discontinuance of cogeneration operations.

General - EUA Energy Investment

     EUA Energy Investment is a wholly owned subsidiary of EUA. EUA Energy Investment invests in energy related projects such as EUA BIOTEN, Separation Technologies, and EUA TransCapacity. EUA BIOTEN is an investment in a general partnership which is developing a generating unit that burns biomass-agricultural waste and creates renewable energy. Separation Technologies, Inc. of which EUA Energy Investment has a 20% equity interest, markets and installs patented technology that separates unburned carbon from coal fly-ash, which enables the customer to sell the fly-ash to secondary markets and to reburn the separated carbon. EUA TransCapacity is an investment in a limited partnership which has developed and now markets software system of data acquisition, delivery and coordination using electronic data interchange (EDI) for the natural gas industry. EUA Compression Services holds our 50% equity interest in the joint venture which develops services to upgrade natural gas pipeline compression infrastructure.

     See Note I - Financial Information by Business Segment, of Consolidated Financial Statements contained in the EUA's Annual Report to Shareholders for the year ended December 31, 1997 (Exhibit 13-1.03 filed herewith).

Capital Requirements

Capital Requirements - EUA:

     The EUA System's cash construction expenditures for the year ended December 31, 1997 were approximately $76.1 million.

     Planned core electric cash construction expenditures and energy related capital requirements for 1998, 1999 and 2000 as set forth below, are estimated to total $271.6 million, and are expected to be financed with internally generated funds.

                                      EUA SYSTEM CONSTRUCTION PROGRAM
                                             (In Thousands)

                       1998            1999            2000      3-Yr. Total


Generation             $10,080  $        (a)    $        (a)     $ 10,080
Transmission             2,606        5,171           3,242        11,019
Distribution            16,746       19,774          18,429        54,949
General                  1,025          762             785         2,572
Total Utility
 Construction
  Requirements          30,457       25,707          22,456        78,620
EUA Cogenex Capital
  Requirements          49,509       56,935          65,476       171,920
EUA Energy Capital
 Requirements            6,765       10,300           4,000        21,065
Total                  $86,731      $92,942         $91,932      $271,605

(a) Based on anticipated divestiture of Montaup's generation assets, no construction expenditures are being forecasted by EUA beyond 1998 (See "Divestiture" under Electric Utility Industry Restructuring).

Construction Program - Blackstone:

      Blackstone's cash construction expenditures for the year ended December 31, 1997 were approximately $3.8 million, related primarily to its electric distribution system.

      Planned cash construction expenditures for 1998, 1999 and 2000, as set forth below, are estimated to total $15.3 million.

                             BLACKSTONE CONSTRUCTION PROGRAM
                                    (In Thousands)
                   1998           1999            2000       3-Yr. Total


Transmission     $     90       $   293          $   141    $     524
Distribution        4,071         5,903            4,251       14,225
General               185           190              196          571
  Total            $4,346        $6,386           $4,588      $15,320

Construction Program - Eastern Edison:

      Eastern Edison's cash construction expenditures for the year ended December 31, 1997 were approximately $15.7 million.

      Cash construction expenditures of Eastern Edison and Montaup for 1998, 1999 and 2000 as set forth below, are estimated to total $53.4 million.

                 EASTERN EDISON CONSTRUCTION PROGRAM
                           (In Thousands)

                 1998            1999                2000                       3-Yr. Total
               Eastern           Eastern            Eastern            Eastern
               Edison   Montaup  Edison   Montaup   Edison   Montaup   Edison    Montaup   Combined

Generation(a)  $     $10,074    $        $         $         $         $         $10,074    $10,074
Transmission     722   1,767      1,870    2,982     1,892    1,182      4,484     5,931     10,415
Distribution   9,931     190     11,197             11,421              32,549       190     32,739
General           42                 42                 44                 128                                     128
Total        $10,695 $12,031   $ 13,109  $ 2,982   $13,357   $1,182    $37,161   $16,195    $53,356

(a) Based on anticipated divestiture of Montaup's generation assets, no construction expenditures are being forecasted by EUA beyond 1998 (See
    "Divestiture" under Electric Utility Industry Restructuring).



Fuel for Generation

     The Retail Subsidiaries currently rely primarily on power purchased from Montaup to meet the electric energy requirements of their standard offer and default service customers. The standard offer requirement will be subjected to a competitive solicitation expected to be completed by the second quarter of 1998. Power purchases for Montaup's remaining obligations to the retail subsidiaries are arranged on a system basis, by Montaup, under which power is made available to the EUA System and allocated to the Retail Subsidiaries in accordance with their peak requirements. Future purchases for standard offer and default service will likely be made by the Retail Subsidiaries themselves. (See Electric Utility Industry Restructuring above.)

     The Retail Subsidiaries recover their cost of power through the operation of revenue adjustment clauses which are designed to provide timely recovery of such costs.

     For 1997, the EUA System's sources of energy, by fuel type, were as follows: 31% oil, 28% gas, 18% coal, 17% nuclear, and 6% other. During 1997, Montaup had an average inventory of 40,550 tons of coal for its steam generating unit at the Somerset Station, the equivalent of 52 days' supply (based on average daily output at 80% capacity factor for the coal unit (see
Item 2. PROPERTIES -- Power Supply)). The cost of coal averaged about $49.54 per ton in 1997 which is equivalent to oil at $11.16 per barrel. Montaup coal is under contract, and coal prices have historically been very stable. Montaup also maintained an average inventory of Nos. 2 and 6 oil of 540 barrels and 30,040 barrels, respectively. These fuels are used for start-up and flame stabilization for Montaup's steam generating unit. The cost of Nos. 2 and 6 oil averaged $25.69 per barrel and $18.79 per barrel in 1997, respectively. Montaup also maintained an average inventory of jet oil of 2,816 barrels at an average cost per barrel of $27.11 during 1997 for its two peaking units at the Somerset Station.

     Montaup has a two year purchase order effective through December 1998 with a coal producer. Barge and rail agreements for coal transportation are also in place through 1998. The 1997 year-end coal inventory of approximately 58,382 tons is all 0.6% to 0.7% sulfur coal which is compliant with Clean Air Act requirements.

     Canal Electric Company (Canal), on behalf of itself, Montaup and others has a one year contract with a supplier for up to 100% of the fuel-oil
requirements of Canal Unit Nos. 1 and 2 that expires in March of 1999.   The
current contracts permit up to 35% of fuel oil purchases in the spot market. Fuel prices are based on oil market posting at the time of delivery. For 1997, the cost of oil per barrel at Canal averaged $17.26. Additionally, Canal has a contract with a gas supplier for approximately 70% of Canal No. 2's daily gas requirements. Canal No. 2 completed its gas conversion and testing in September 1996. The unit is now able to burn gas, oil, or a blend of the two fuels. Economics, generation and supply will determine actual fuel type usage.

      Montaup's costs of fossil and nuclear fuels for the years 1995 through 1997, together with the weighted average cost of all fuels, are set forth below:
                                  Mills* per kWh
                                 1997   1996 1995

Nuclear   . . . . . . . . .  5.7         5.0            6.3
Gas       .  .  .  .  . . . 16.4        14.4           14.3
Coal      .  . . . . . . .  18.6        19.6           20.3
Oil       . . . . . . . . . 31.0        37.7           30.2
All fuels . . . . . . . . . 19.2        16.7           16.7

           *One Mill is 1/10 of one cent

     OSP has two gas supply contracts which expire on September 30, 2011, for its two 250 mw generators. The cost of gas for 1997 averaged $1.45 per mmBtu or approximately 12.3 mills per kWh generated.

     The owners (or lead participants) of the nuclear units in which Montaup has an interest have made, or expect to make, various arrangements for the acquisition of uranium concentrate, the conversion, enrichment, fabrication and utilization of nuclear fuel and the disposition of that fuel after use. The owners (or lead participants) of United States nuclear units have entered into contracts with the DOE for disposal of spent nuclear fuel in accordance with the NWPA. The NWPA requires (subject to various contingencies) that the federal government design, license, construct and operate a permanent repository for high level radioactive wastes and spent nuclear fuel and establish a prescribed fee for the disposal of such wastes and nuclear fuel. The NWPA specifies that the DOE provide for the disposal of such waste and spent nuclear fuel starting in 1998. Objections on environmental and other grounds have been asserted against proposals for storage as well as disposal of spent nuclear fuel. The DOE now estimates that a permanent disposal site for spent fuel will not be ready to accept fuel for storage or disposal until at least the year 2010. Montaup owns a 4.01% interest in Millstone 3 and a 2.9% interest in Seabrook I. Northeast Utilities, the operator of the units, indicates that Millstone 3 has sufficient on-site storage facilities which, with rack additions, can accommodate its spent fuel for the projected life of
the unit.   At the Seabrook Project, there is on-site storage capacity which, with rack additions, will be sufficient to at least the year 2011.

     The Energy Policy Act of 1992 requires that a fund be created for the decommissioning and decontamination of the DOE uranium enrichment facilities. The fund will be financed in part by special assessments on nuclear power plants in which Montaup has an interest. These assessments are calculated based on the utilities' prior use of the government facilities and have been levied by the DOE, starting in September 1993, and will continue over 15 years. This cost is passed on to the joint owners or power buyers as an additional fuel charge on a monthly basis and is currently being recovered by Montaup through the contract termination charge.

      In early 1998, Yankee Atomic, Maine Yankee, and Connecticut Yankee individually, as well as a number of other utilities filed suit in federal appeals court seeking a court order to require the Department of Energy (DOE) to immediately establish a program for the disposal of spent nuclear fuel. Yankee Atomic and Connecticut Yankee are also seeking damages in of approximately $70 million, and $90 million, respectively. Under the Federal Energy Policy Act of 1992 and Nuclear Waste Policy Act, the DOE was to provide for the disposal of radioactive wastes and spent nuclear fuel starting in 1998 and has collected funds from owners of nuclear facilities to do so. Management cannot predict the ultimate outcome of this issue.

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

     Nuclear units in the United States have been subject to widespread criticism and opposition. Some nuclear projects have been canceled following substantial construction delays and cost overruns as the result of licensing problems, unanticipated construction problems and other difficulties. Various groups have by litigation, legislation and participation in administrative proceedings sought to prohibit the completion and operation of nuclear units and the disposal of nuclear waste. In the event of cancellation or shutdown of any unit, the unit must be decontaminated of any residual radioactivity so as to satisfy NRC regulations which generally require that the property be releasable for unrestricted use. The cost of such decommissioning, depending on the circumstances, could substantially exceed the owners' investment at the time of cancellation.

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

Decommissioning:

     Vermont Yankee, an operating nuclear generating company in which Montaup has an equity ownership interest (see Item 2. PROPERTIES -- Power Supply) has developed its estimate of the cost of decommissioning its unit and has received the approval of FERC to include charges for the estimated costs of decommissioning its unit in the cost of energy which it sells. From time to time, Vermont Yankee re-estimates the cost of decommissioning and applies to FERC for increased rates in response to increased decommissioning costs. Maine Yankee has filed a decommissioning financing plan under a Maine statute which requires the establishment of a decommissioning trust fund. That statute also provides that if the trust has insufficient funds to decommission the plant, the licensee (Maine Yankee) is responsible for the deficiency and, if the licensee is unable to provide the entire amount, the "owners" of the licensee are jointly and severally responsible for the remainder. The definition of "owner" under the statute includes Montaup and may include companies affiliated with Montaup. The applicability and effect of this statute cannot be determined at this time. Montaup would seek to recover through its rates any payments that might be required. (See "Connecticut Yankee" and "Maine Yankee" below.)

     Montaup is recovering through rates its share of estimated decommissioning costs for Millstone 3 and Seabrook I. Montaup's share of the current estimate of total costs to decommission Millstone 3 is $21.9 million in 1997 dollars, and Seabrook I is $13.7 million in 1997 dollars. These figures are based on studies performed for the lead owners of the plants. In addition, pursuant to contractual arrangements with other nuclear generating facilities in which Montaup has an equity ownership interest or life of the unit entitlement, Montaup pays into decommissioning reserves. Such expenses are currently recoverable through rates.

Millstone 3:

    Montaup has a 4.01% ownership interest in Millstone 3, an 1154-mw nuclear unit that is jointly owned by a number of New England utilities, including subsidiaries of Northeast Utilities (Northeast). Subsidiaries of Northeast are the lead participants in Millstone 3. On March 30, 1996, it was necessary to shut down the unit following an engineering evaluation which determined that four safety-related valves would not be able to perform their design function during certain postulated events.

     The Nuclear Regulatory Commission (NRC) has raised numerous issues with respect to Millstone 3 and certain of the other nuclear units in which Northeast and its subsidiaries, either individually or collectively, have the largest ownership shares, including Connecticut Yankee. (See "Connecticut Yankee" below.)

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

     In March 1997, Northeast announced that Millstone 3 had been designated as the lead unit in the recovery process of the three Millstone nuclear units that are currently out of service. Millstone 3 is the largest of the three units currently out of service, and its return to service will most benefit the energy needs of the New England region.

     On January 8, 1998, Northeast announced that Millstone 3 was "physically ready for restart" indicating that virtually all of the restart-required physical work had been completed. Northeast indicated that a small amount of systems work needs to be completed prior to restart. Various NRC and independent inspections are required prior to restarted. EUA cannot predict when the plant will be restarted.

     While Millstone 3 is out of service, Montaup will incur incremental replacement power costs estimated at up to $1 million per month.

     In August 1997, nine non-operating owners, including Montaup, who together own approximately 19.5% of Millstone 3, filed a demand for arbitration against Connecticut Light and Power (CL&P) and Western Massachusetts Electric Company (WMECO) as well as lawsuits against Northeast and its Trustees. CL&P and WMECO, owners of approximately 65% of Millstone 3, are Northeast subsidiaries that agreed to be responsible for the proper operation of the unit.

     The non-operating owners of Millstone 3 claim that Northeast and its subsidiaries failed to comply with NRC regulations, failed to operate the facility in accordance with good utility operating practice and attempted to conceal their activities from the non-operating owners and the NRC. The arbitration and lawsuits seek to recover costs associated with replacement power and O&M costs resulting from the shutdown of Millstone 3. The non-operating owners conservatively estimate that their losses will exceed $200 million.

     Montaup pays its share of Millstone 3's O&M expenses on a reservation of right basis. The fact that Montaup makes payment for these expenses is not an admission of financial responsibility for expenses incurred or to be incurred due to the outage.

     EUA cannot predict the ultimate outcome of the NRC inquiries or legal proceedings brought against CL&P, WMECO and Northeast or the impact which they may have on Montaup and the EUA system.

Connecticut Yankee:

     Connecticut Yankee, a 582-mw nuclear unit, was taken off-line in July 1996 because of issues related to certain containment air recirculation and service water systems. Montaup has a 4.5% equity ownership in Connecticut Yankee with a book value of $5.0 million at December 31, 1997.

     In October 1996, Montaup, as one of the joint owners, participated in an economic evaluation of Connecticut Yankee which recommended permanently closing the unit and replacing its output with less expensive energy sources. In December 1996, the Board of Directors of Connecticut Yankee voted to retire the generating station. Connecticut Yankee certified to the NRC that it had permanently closed power generation operations and removed fuel from the reactor. Montaup's share of the total estimated costs for the permanent shutdown, decommissioning, and recovery of the investment in Connecticut Yankee is approximately $27.4 million and is included with Other Liabilities on the Consolidated Balance Sheet as of December 31, 1997. The recovery of this estimated amount, elements of which have been disputed by certain intervening parties, is subject to approval of FERC. Also, due to anticipated recoverability, a regulatory asset has been recorded for the same amount and is included with Other Assets. Montaup cannot predict the ultimate outcome of FERC's review.

See Fuel for Generation for a discussion of a Connecticut Yankee action against the DOE.

Maine Yankee:

       On August 6, 1997, as the result of an economic evaluation, the Maine Yankee Board of Directors voted to permanently close that nuclear plant. Montaup has a 4.0% equity ownership in Maine Yankee with a book value of
approximately $3.2 million at December 31, 1997.   Montaup's share of the total
estimated costs for the permanent shutdown, decommissioning, and recovery of the remaining investment in Maine Yankee, is approximately $35.4 million and is included with Other Liabilities on the Consolidated Balance Sheet at December 31, 1997. Also, due to anticipated recoverability, a regulatory asset has been recorded for the same amount and is included with Other Assets.

          On August 7, 1997, Maine Yankee submitted to the NRC a certification that the plant had ceased operations permanently and a certification that the nuclear fuel had been permanently removed from the plant's reactor. On August 27, 1997, Maine Yankee submitted to the NRC its Post Shutdown Decommissioning Activities Report describing its plan for decommissioning the plant. On November 5, 1997, Maine Yankee submitted a rate filing to the FERC to provide for recovery of its costs during the decommissioning period. The filing provides for the investment in plant, nuclear fuel and associated facilities to continue to be recovered through October 2008. There are several intervenors in this FERC filing and Montaup cannot predict the outcome of FERC's review.

     In November 1997, Maine Yankee and Entergy Nuclear, Inc. (Entergy) signed an agreement to renew the contract for Entergy to provide management services to Maine Yankee. Entergy will provide management services for the initial decommissioning of Maine Yankee activities through September 30, 1998.

     Also, as a result of the August 1997 shutdown, Montaup and the other equity owners have been notified by the Secondary Purchasers that they will no longer make payments for purchased power to Maine Yankee. The Secondary Purchase Contracts are between the equity owners as a group and 30 municipalities throughout New England. Presently, the equity owners are making payments to Maine Yankee to cover the payments that would be made by the municipals.

     On November 28, 1997, the Secondary Purchasers sent a Notice of Initiation of Arbitration to the equity owners of Maine Yankee. On December 15, 1997, the equity owners as a group filed at FERC a Complaint and Petition for Investigation, Contract Modification, and Declaratory Order. The equity owners are seeking an order from FERC declaring that the Secondary Purchasers remain responsible for payments due under the Purchase Contracts and directing the Secondary Purchasers to make such payments. The equity owners also seek a modification of the Secondary Purchase Contracts to extend the termination date or otherwise to ensure that the equity owners may fully recover from the Secondary Purchasers a share of the costs of shutting down and decommissioning the Maine Yankee plant that is proportionate to the Secondary Purchasers' entitlements to energy from the plant. Management does not believe that this contract issue will have a material effect on EUA's future operating results or financial position and cannot predict its ultimate outcome at this time.

See Fuel for Generation for a discussion of a Maine Yankee action against the DOE.

Yankee Atomic Electric Company (Yankee Atomic):

     Montaup holds a 4.5% equity ownership in Yankee Atomic. In October 1997, Yankee Atomic announced that it had accepted a Duke Engineering and Services (DE&S) Letter of Intent to acquire Yankee Atomic's Nuclear Services Division. Yankee Atomic indicated it was seeking a purchaser with a long-term commitment to excellence in nuclear operations and support services that would continue to provide that level of service to its affiliated New England nuclear plants. Yankee Atomic's plan is to continue as a smaller organization responsible for the completion of the safe and effective decommissioning of the Yankee Nuclear Power Plant in Rowe, Massachusetts. The acquisition was completed on December 1, 1997.

See Fuel for Generation for a discussion of a Yankee Atomic action against the DOE.

General:

     Recent actions by the NRC, some of which are cited above, indicate that the NRC has become more critical and active in its oversight of nuclear power plants. EUA is unable to predict at this time, what, if any, ramifications these NRC actions will have on any of the other nuclear power plants in which Montaup has an ownership interest or power contract.

 Public Utility Regulation

     Eastern Edison and Montaup are subject to regulation by the DTE with respect to the issuance of securities, the form of accounts, and in the case of Eastern Edison, rates to be charged, services to be provided, and other matters. Blackstone and Newport are subject to regulation in numerous respects by the RIPUC and the RIDPUC, including matters pertaining to financing, sales and transfers of utility properties, accounting, rates and service. In addition, by reason of its ownership of fractional interests in certain facilities located in other states, Montaup is subject to limited regulation in those states. (See Electric Utility Industry Restructuring.)

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

     In 1993, the DTE and RIPUC approved a Memorandum of Understanding (MOU) between Eastern Edison, Blackstone, Newport and Montaup which established a framework for a coordinated, regional review of the resource planning and procurement process of those companies. It was based on the assumption that resource planning and procurement by a regional electric company may be implemented more effectively under a coordinated, consensual review process involving the EUA retail companies and the state public utility commissions to which the EUA retail companies are subject. Pursuant to the terms of the MOU, at least every two years Montaup and Eastern Edison were to file with the DTE and Blackstone and Newport were to file with the RIPUC an integrated resource plan concurrently. The MOU outlined a mechanism and a timetable by which the reviews by the two commissions would be coordinated and any inconsistencies among the decisions by the state commissions would be resolved.

     In conjunction with its approval of the MOU, the DTE granted Eastern Edison and Montaup an exemption from the DTE's Integrated Resource Management regulations, but required them to plan, solicit and procure additional resources according to newly promulgated regional Integrated Regional Planning procedures consistent with the MOU. The Integrated Resource Management Plan of Blackstone and Newport meet the criteria of the RIPUC.

     Implementation of the MOU has not had a material effect on the EUA System. The move to restructure the industry to a more competitive model may, however, impact the role of the states in reviewing utilities' resource planning and
procurement activities.   Retail customers' direct access to power suppliers
and the limitation of distribution companies' power supply activities to standard offer and default services competitively procured from the market may substantially alter the practical effect of state regulation. As competition becomes more prevalent in the electric industry, it is anticipated that regulatory review of power supply will decrease accordingly.

     See Rates with respect to regulation of rates charged to customers. See Environmental Regulation. See Fuel for Generation with respect to the disposal of spent nuclear fuel. See Environmental Regulation of Nuclear Power and see Nuclear Power Issues with respect to regulation of nuclear facilities by the NRC. See also Electric Utility Industry Restructuring.

Rates

     Rates charged by Montaup (which sells power only for resale) are subject to the jurisdiction of FERC. The rates for services rendered by the Retail Subsidiaries for the most part are subject to approval by and are on file with the DTE in the case of Eastern Edison and with the RIPUC in the case of Blackstone and Newport. For the twelve months ended December 31, 1997, 61% of EUA's consolidated revenues were subject to the jurisdiction of FERC, 15% to that of the DTE and 13% to that of the RIPUC. The remaining 11% of consolidated revenues are not subject to jurisdiction of utility commissions. For the twelve months ended December 31, 1997, 79.9% of Eastern Edison's consolidated revenues were subject to the jurisdiction of the FERC and 20.1% to DTE. Additionally, rates charged by OSP are subject to the jurisdiction of FERC. All OSP (Unit 1 and Unit 2) power contracts have been approved by FERC. However, pursuant to the OSP unit power agreements, rate supplements are required to be filed annually subject to FERC approval. This process may result in rate increases or decreases to OSP power purchasers.

     Recent general rate increases (reduction) for Montaup and the Retail Subsidiaries are as follows (In Thousands):

                      Applied For           Effective (1)            Return on
                      Annual                   Annual                Common
                      Revenue        Date      Revenue      Date     Equity %
Federal
   - Montaup   See Electric Utility Industry Restructuring

Massachusetts
                             None

Rhode Island
  - Blackstone

   RIPUC - 2498         3,094     11/15/96(2)      2,821   1/1/97
   RIPUC - 2498         2,265     11/15/97(3)      2,265   1/1/98

  - Newport
   RIPUC - 2499         1,437     11/15/96(2)      1,425   1/1/97
   RIPUC - 2499         1,031     11/15/97(3)      1,055   1/1/98

Notes:
   (1)  Per final order or settlement agreement.
   (2) The revenue requirement represents the compliance with R.I.G.L. 39-1-27.4 to file performance based rates reflecting the change in the Consume Price Index for the most recent 2 months ended September 30, 1996.
   (3) The revenue requirement represents the compliance with R.I.G.L. 39-1-27.4 to file rates reflecting the change in the Consumer Price Index for the most recent 12 months ended September 30, 1997.

 FERC Proceedings - Transmission:

   Open-access transmission tariffs for point-to-point and local network service were filed with FERC by Montaup in February 1996 and became effective April 21, 1996, subject to refund, for a period of at least one year. The rates in the tariffs were the subject of a settlement agreement which was filed on July 9, 1996 to modify its terms and conditions in conformance with FERC orders No. 888 and No. 889, issued on April 24, 1996.

   On December 31, 1996, Montaup filed revisions to its Open Access Transmission tariff necessary to comply with FERC's order on September 11, 1996, which dealt with use rights of High Voltage Direct Current (HVDC) interconnection transmission facilities with the Hydro Quebec system and on January 21, 1997, filed additional revisions to coincide with the NEPOOL Open Access Transmission filing.

   On January 3, 1997, as required by FERC in Order No. 889, Montaup filed its Standards of Conduct Implementation Procedures detailing Montaup's compliance with the requirements of FERC's standards. Coincident with this filing, Montaup complied with OASIS's requirements as part of a region wide OASIS in NEPOOL.

   On March 4, 1997, FERC issued Orders 888A and 889A which reaffirmed the legal and policy bases in which Orders 888 and 889 were grounded and addressed interventions that were filed in response to Orders 888 and 889. As a result, on July 14, 1997, Montaup filed revisions to its open access transmission service for compliance with FERC Order 888A. The filing incorporates all of the tariff amendments to date.

   On June 4, 1997, as supplemented on July 14, 1997, Montaup filed with FERC in Docket No. ER97-3200-000 amendments to its open access transmission tariff to provide for unbundled retail transmission service. Montaup proposed to allow retail customers to obtain retail transmission service directly from Montaup or through Montaup's retail affiliates acting as the retail customers' agent. Montaup requested FERC to allow the tariff amendments to become effective for service to retail customers in Blackstone's and Newport's service areas on July 1, 1997. FERC accepted the amendment to become effective subject to refund on that date in an order issued September 12, 1997. FERC accepted the amendment subject to any modification that may be required as a result of other pending proceedings concerning Montaup's transmission tariff and ordered Montaup to make a compliance filing changing the amendments in certain limited respects. The compliance filing was made by Montaup on October 10, 1997.

   On October 29, 1997 Montaup filed an Offer of Settlement for all non-rate issues in FERC Docket ER97-2338-000. This docket included the filing of unsigned network transmission service agreements and network operating agreements with Montaup's non-affiliated wholesale customers. The Offer of Settlement was accepted by FERC on October 31, 1997.

   On October 31, 1997 Montaup filed an amendment to its open access transmission tariff to include retail transmission service to customers of the Pascoag Fire District. This filing was accepted by FERC subject to refund and became effective on January 1, 1998. Montaup has concluded settlement discussions with the Pascoag Fire District and has filed an Offer of Settlement with FERC.

   On November 25, 1997 Montaup filed an amendment to its open access transmission tariff to include support payments made by Montaup for Pool Transmission Facilities (PTF). The impact of this filing in FERC Docket ER98-861-000 is to increase Montaup's annual transmission revenue requirement by approximately $1.8 million. On January 14, 1998 the Commission consolidated this filing with FERC Docket ER97-4691-000. Montaup has reached a settlement with the municipals and the FERC Staff in this docket and has filed and Offer Settlement with FERC.

   On December 15, 1997 Montaup reached a settlement with its wholesale customers and FERC to resolve FERC Docket ER97-4691-000. This docket established a formula rate schedule for Montaup's annual transmission revenue requirement. Filing of the Settlement has been delayed by the Commission's decision on January 14, 1998 to consolidate FERC Docket ER98-861-000 into this proceeding.

FERC Proceedings - Supply:

     Montaup submitted an informational filing of a Divestiture Plan on July 1, 1997 whereby Montaup would no longer be a subsidiary of Eastern Edison.

     On October 29, 1997 Montaup filed settlement agreements in dockets ER97-2800 and ER97-3121 among Montaup, Blackstone, Newport, RIDIV, RIPUC and the R.I. Attorney General; a settlement agreement among Montaup, the Division of Energy Resources of the Office of the Attorney General of Massachusetts and Eastern Edison; separate settlements between Montaup and the Middleborough Gas and Electric Department; Montaup and the Pascoag Fire District; and a settlement between Montaup and Taunton Municipal Lighting Plant. These settlements shorten the notice of termination from three years to 90 days. (See Electric Utility Industry Restructuring for further discussion of the termination of Montaup's all-requirements contracts with its affiliated customers and other electric utility industry restructuring issues.)

Massachusetts Proceedings:

     On May 16, 1997 a restructuring Settlement Agreement was filed with the DTE outlining terms of a settlement of electric utility industry restructuring issues reached among Eastern Edison, Montaup the Massachusetts Attorney General, MADOER and several other signatories. The DTE held evidentiary hearings on the Settlement Agreement in July 1997, and issued a letter of conditional approval on October 3, 1997. Eastern made a compliance filing addressing specific concerns of the DTE on October 10, 1997 and final approval was expected within 30 days of that compliance filing. In light of pending electric utility industry restructuring legislation, the DTE did not act upon the compliance filing within the 30 days. On November 25, 1997 the Electric Industry Restructuring Act was signed into law and on December 5, 1997 DTE issued a notice seeking comments on whether the Settlement Agreement was in substantial compliance with the Act. Eastern Edison and others provided comments and on December 23, 1997 the DTE approved Eastern Edison's Settlement Agreement. (See Electric Utility Industry Restructuring for further discussion of settlement terms.) On December 31, 1997 Eastern made a partial compliance filing of unbundled rates and Terms and Conditions to facilitate the Settlement Agreement and received an order approving them on January 8, 1998. On February 9, 1998 Eastern made a second compliance filing of retail delivery rates and standard offer and default service. On February 25, 1998, Eastern Edison submitted revisions to its February 9, 1998 compliance filing and on February 27, 1998 the DTE approved the filing. Rates were effective March 1, 1998. Retail choice of electricity supplier started March 1, 1998.

     On July 1, 1997, the EUA companies filed their Plan for Implementing Divestiture and Corporate Restructuring with the DTE, seeking approval of the plan for divestiture of generation assets, creation of a transmission affiliate, the transfer of control over transmission assets to that affiliate, and the various financing transactions necessary to accomplish restructuring. At the DTE's request, consideration of the plan was deferred until the third quarter of 1997, and is currently pending before the DTE in Docket DTE 97-105. The plan was updated in a supplemental filing on November 21, 1997.

Rhode Island Proceedings:

     On December 18, 1996 the RIPUC initiated Docket No. 2509 to investigate utility company storm contingency funds. Both Blackstone and Newport are recovering through rates amounts for storm contingencies. A hearing was held on February 28, 1997 and a decision was reached in June 1997 directing Newport to use its 1996 Purchased Capacity Adjustment Clause refund from Montaup, approximately $1.2 million, to fund the Newport Storm Contingency fund. Stipulations filed by each of the companies and the RIDPUC outlining individual storm thresholds and deductibles for eligible storm fund coverage were also accepted.

     The RIPUC opened Docket No. 2514 to investigate a restructuring plan filed on December 27, 1996 by Blackstone and Newport in compliance with the URA. The plan covered such issues as corporate restructuring, unbundled rates, terms and conditions, and performance based rates. In February 1997, Blackstone, Newport and Montaup reached a settlement with the RIDPUC and the Rhode Island Attorney General and subsequently filed a Memorandum of Understanding with the RIPUC outlining the terms of the settlement for implementation of their restructuring plan. A hearing on the MOU was held on March 20, 1997.

     On September 4, 1997, the RIPUC issued an order approving a partial settlement of retail issues. This partial settlement approves specifically the Transmission Cost Adjustment Clause, Customer Terms and Conditions, Retail Delivery Rate Schedules and Terms and Conditions for Nonregulated Power Producers. A settlement agreement filed on June 9, 1997 defining Performance Standards under PBR was also approved. However, as explained above under Montaup's Open Access Transmission Tariff, as amended, in FERC Docket No. ER97-3200-000, Montaup will directly, or indirectly through Blackstone and Newport, acting as Montaup's agents, bill retail choice customers for transmission service. Consequently, Blackstone and Newport amended their Retail Delivery Rate Schedules and Terms and Conditions for Electric Service by removing the transmission service charges and references thereto from these tariffs, and to cancel their Transmission Cost Adjustment Clauses as the need for the clauses no longer exists. The remaining retail issues were approved by the RIPUC on December 17, 1997.

     On July 1, 1997 a Plan for Implementing Divestiture and Corporate Restructuring was filed. After holding hearings the plan was approved at an open meeting of the RIPUC on September 2, 1997, and by written order dated October 21, 1997. Montaup, Blackstone and Newport are required to report on the progress of the divestiture plan.

     Also included in the settlement, approved at an open meeting held on December 17, 1997, is a stipulation to expand eligibility to the low income rate. It was also stipulated that Blackstone would sell its Pawtucket No. 2 Hydro Station and associated properties. The RIPUC issued its order December 31, 1997.

     Blackstone and Newport made a Standard Offer and Last Resort Power Supply filing on November 7, 1997. By order of December 31, 1997 the Standard Offer filing was found not to comply with the URA since it was not subject to separate bid. However, interim generation services rates and the last resort service rates were approved for service on and after January 1, 1998.

Environmental Regulation

General:

     The Retail Subsidiaries and Montaup and other companies owning generating units from which power is obtained are subject, like other electric utilities, to environmental and land use regulations at the federal, state and local levels. The EPA, and certain state and local authorities, have jurisdiction over releases of pollutants, contaminants and hazardous substances into the environment and have broad authority in connection therewith, including the ability to require installation of pollution control devices and remedial actions. In 1994, EUA instituted an environmental audit program for Montaup and the Retail Subsidiaries, designed to ensure compliance with environmental laws and regulations and to identify and reduce liability with respect to those requirements.

Preconstruction Reviews:

     Federal, Massachusetts and Rhode Island legislation and regulations require the preparation of reports evaluating the environmental impact of large projects and of ways for limiting their adverse impact as a prerequisite to the granting of various government permits and licenses. Federal, Massachusetts and Rhode Island air quality regulations also require that plans for construction or modification of fossil fuel generating facilities (including procedures for operation and maintenance) receive prior approval from the MADEP or RIDEM. In addition, in Massachusetts, certain electric generation and transmission facilities will be permitted to be built only if they are consistent with a long-range forecast of energy demand filed by the utility concerned and approved by the Massachusetts Energy Facilities Siting Council. In Rhode Island, siting, construction and modification of major electric generating and transmission facilities must be approved by the Rhode Island Energy Facility Siting Board.

     Generating facilities owned or operated by Montaup and Newport as well as those in which they have an interest, and are required to pay a share of the costs, are also subject, like other electric utilities, to regulation with regard to zoning, land use, and similar controls by various state and local authorities.

Solid and Hazardous Waste Regulation:

     Federal, Massachusetts and Rhode Island legislation and regulations impose requirements on the generation, transportation, storage and disposal of hazardous and solid wastes. In Massachusetts, the state and some of the federal requirements are implemented and enforced by the MADEP, whereas in Rhode Island, RIDEM carries out these activities. Generating facilities owned or operated by Montaup and Newport, as well as those in which they have an interest and must pay a share of the costs, are subject to these requirements.

Superfund Requirements:

     Remediation of contaminated sites is subject to federal and state legislation and regulation. At the federal level, the governing statute is the Comprehensive Environmental Responsibility, Compensation, and Liability Act of 1980 (CERCLA), as amended by the Superfund Amendments and Reauthorization Act of 1986. In Massachusetts, the superfund statute is known as Chapter 21E, while in Rhode Island it is called the "Industrial Property Site Remediation and Reuse Act." In addition, certain sections of the Massachusetts and Rhode Island hazardous waste requirements are relevant to the reporting, study, and cleanup of site contamination. Such authorities impose liability for site contamination and spills and authorize response by government agencies. Under these provisions, joint and several liability may be imposed for cleanup costs upon, among others, the owners or operators of a facility where hazardous substances were disposed, the party who generated the substances, or any party who arranged for the disposition or transport of the substances. Due to the nature of the business of EUA's utility subsidiaries, certain materials are generated that may be classified as hazardous under CERCLA, Chapter 21E and Rhode Island law. As a rule, the subsidiaries employ licensed contractors to dispose of such materials. (See Item 3. LEGAL PROCEEDINGS -- Environmental Proceedings, for a discussion of specific sites where such authorities have been invoked.)

Chemical Regulation:
          The EPA, pursuant to the Toxic Substances Control Act (TSCA), regulates the use, storage, and disposal of polychlorinated biphenyls (PCBs) and other dielectric fluids. Because the EUA System had owned and used some electrical transformers containing PCBs, it is subject to EPA regulation under TSCA. These PCB transformers have been either declassified or disposed of in accordance with TSCA requirements. EUA currently uses mineral oil transformers which may contain traces of PCBs and which may be subject to regulations pursuant to TSCA.

Potential Regulation of Electric and Magnetic Fields:

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

     Some states have enacted regulations to limit the strength of EMF at the edge of transmission line rights-of-way. The Rhode Island legislation has enacted a statute which authorizes and directs the Rhode Island Energy Facility Siting Board to establish rules and/or regulations governing construction of high voltage transmission lines of 69 kv or more. In addition, an energy facility siting application, in Rhode Island must include, when applicable, any current independent, scientific research pertaining to EMF exposure for review by the Board. Management cannot predict the impact if any, which legislation(s) or other developments concerning EMF may have on the EUA System.

Water Regulation:

     The objective of the Federal Water Pollution Control Act (FWPCA) is to restore and maintain the chemical, physical, and biological integrity of the nation's navigable waters, and it prohibits the discharge of pollutants (including heat) into navigable waters without a permit. All wastewater discharge permits for plants in Massachusetts, including those for the Somerset and Canal plants, are issued jointly by the EPA and MADEP. These same agencies also regulate certain industrial stormwater discharges. In addition, the EPA has promulgated requirements under the authority of the FWPCA regarding the preparation of oil spill prevention counter measure and control (SPCC) plans for certain oil storage facilities that are located near a waterway. Similar requirements are mandated under the Oil Pollution Act of 1990 which mandates the preparation of contingency plans to prevent releases of oil and to ensure that sufficient resources are in place and ready to respond to any release of oil.

     Standards have been established to control the dredging and filling of wetlands under the FWPCA, the Massachusetts Wetland Protection Act, the Massachusetts Rivers Protection Act and the Rhode Island Wetland Act. The EPA, the Army Corps of Engineers, RIDEM, the Rhode Island Coastal Resources Management Council and the MADEP are pursuing a non-degradation (no loss)
policy for wetlands.   In addition, the MADEP is responsible for promulgating
regulations relating to water usage and conservation, under the Massachusetts Water Management Act, and for licensing structures (Chapter 91 licenses) in Massachusetts waterways.

     Most of the generating units from which Montaup obtains power operate under permits which limit their wastewater discharges into waterways, require monitoring and, in some instances, biological studies and toxicity testing of the impact of the discharges. Such permits are issued for a period of not more than five years, at the expiration of which renewal must be sought. The permit for the Somerset plant was renewed on September 30, 1994 and expires on September 30, 1998. Such units are also subject to stormwater discharge and wetlands permitting requirements, and the Somerset plant and the South Somerset property have been issued Chapter 91 licenses. In addition, the Somerset plant has an approved contingency plan under the Oil Pollution Act, as well as an SPCC Plan under the EPA rules, implementing the FWPCA which is designed to minimize the release of oil and other substances into navigable waters.

Air Regulation:

     All fossil fuel plants from which Montaup obtains power operate under permits which limit their emissions into the air and require monitoring of the emissions. Air quality requirements adopted by state authorities in Massachusetts pursuant to the Clean Air Act impose limitations with respect to pollutants such as sulfur dioxide (SO2), oxides of nitrogen (NOx) and particulate matter. Montaup's Somerset Station is permitted to burn coal which results in SO2 emissions not in excess of 1.2 pounds per million BTU heat release potential (approximately 0.75% sulfur content coal). Canal No. 2 is permitted to burn fuel oil which results in SO2 emissions not in excess of 1.2 pounds per million BTU heat release potential (approximately 1% sulfur content fuel oil).

     The EPA has established clean air standards for certain pollutants, including standards limiting emissions from coal-fired and oil-fired generators. The 1990 amendments to the federal Clean Air Act created additional regulatory programs and strengthened air pollution control requirements that affect electric generating facilities. Title IV of the Clean Air Act Amendments addresses acid deposition abatement and establishes a two-phase utility power plant pollution control program to reduce emissions of SO2 and NOx. The first phase began in 1995 and affected approximately 261 large units in 21 eastern and midwestern states. Phase II, which begins in the year 2000, imposes more stringent emission limits on these larger plants and also sets restrictions on smaller, cleaner plants fired by coal, oil and gas. Montaup's Somerset Station is classified as a Phase II facility with a compliance deadline set for the end of 1999. The control program establishes a national cap of 8.90 million tons per year for SO2 emissions for utilities. Beginning in the year 2000, the EPA will issue these allowances to utilities on an annual basis. Such utilities will include Montaup's Somerset Station and Canal No. 2.

     MADEP regulations established a statewide cap on SO2 emissions and required Montaup's facilities to meet an average emission rate of 1.2 pounds of SO2 per million BTU of fuel input by the end of 1994. Under Title IV of the Clean Air Act, Montaup would not be required to meet this SO2 emission level until the year 2000. As required by state regulations, Montaup submitted and received approval of a plan detailing how it would meet the 1995 SO2 standard. Montaup is now achieving compliance by using lower sulfur content fuels.

     Other provisions of the Clean Air Act Amendments will likely impact Montaup. Title I of the Act establishes a strategy to be followed by the states in order to attain national air quality standards, particularly the
ozone standard.   NOx is an important precursor in the formation of ozone.
Title I requires additional controls on industrial sources of NOx, including utility power plants. It also creates the Northeast Ozone Transport Region covering a multi-state area that includes Massachusetts and Rhode Island. Areas within the transport region will become subject to enhanced controls on NOx emissions.

     In April 1992, the Northeast States for Coordinated Air Use Management (NESCAUM), an environmental advisory group for eight Northeast states including Massachusetts and Rhode Island, issued recommendations with respect to NOx controls for existing utility boilers required to meet the ozone non-attainment requirements of the Clean Air Act Amendments. The NESCAUM recommendations cover more facilities than EPA's requirements. The MADEP and RIDEM have amended their regulations in accordance with the NESCAUM recommendations and require that Reasonably Available Control Technology (RACT) be implemented at all stationary sources potentially emitting 50 tons per year or more of NOx. Montaup has received NOx RACT approvals for a boiler and two combustion turbines at the Somerset facility and has initiated compliance through, among other things, selective noncatalytic reduction processes. In 1996, MADEP issued regulations that establish an emissions budget for NOx in the Commonwealth and would require additional NOx emission reductions beginning on May 1, 1999. Montaup is evaluating its compliance options under this program.

     Title V of the Clean Air Act Amendments provides for the issuance of federally enforceable operating permits which contain limits and conditions necessary to comply with all applicable air requirements. Montaup submitted its initial Operating Permit Application under this program on May 5, 1995. On September 20, 1995, MADEP issued Montaup an Administrative Completeness Determination and Application Shield for its Operating Permit Application, and
a permit is expected to be issued in 1998.   Although individual sources will
be required to pay fees to the various states which will administer the program, it is not expected to have a material financial impact on the EUA System.

     On July 16, 1997, the EPA issued a new and more stringent rule covering ozone and particulate matter under the federal Clean Air Act to be followed by promulgation of more stringent ozone and particulate matter standards. The states will prepare plans for meeting these standards beginning about 2004.
At this time, management is unable to predict the financial impact this rule might have on the EUA System since the federal standards and the state plans for adopting these standards have yet to be adopted. Moreover, more data must be collected prior to promulgation of particulate matter standards.

     On October 28, 1997, Eastern Edison, Montaup, the Massachusetts Attorney General and Division of Energy Resources entered into a settlement regarding electric utility restructuring in the State of Massachusetts which was approved by the FERC, subject to compliance with certain conditions, on December 19, 1997. The settlement includes a plan for emissions reductions related to Montaup's Somerset Station Units 5 and 6, and to Montaup's 50% ownership share of Canal No. 2. The basis for SO2 and NOx emission reductions in the proposed settlement is an allowance cap calculation. Within this allowance cap, the following commitments were made:

     - Montaup may meet its allowance caps (effective emission rates) by any combination of control technologies, fuel switching, operational changes, and/or the use of purchased or surplus allowances;
     - By January 1, 2000, Somerset Units 5 & 6 must comply with an effective annual SO2 emission rate of 0.30 lbs/mmBtu;
     - By January 1, 2000, Units 5 & 6 must comply with an effective NOx emission rate of 0.21 lbs/mmBtu for the seven months outside the ozone season, and 0.15 lbs/mmBtu during the five month ozone season (May through September). For Unit 6, the cost of compliance with this NOx limit is capped at $405,000 per year until January 1, 2003. Unit 5, if reactivated, must comply with the more stringent of: (1) best available control technology (or BACT), and (2) the emission rates set forth above with no cost cap; and
     - By January 1, 2003, Unit 6 must comply with an effective annual emission limit of 0.15 lbs Nox/mmBtu. Unit 5, if reactivated, must comply with the more stringent of: (1) BACT, or (2) 0.15 lbs NOx /mmBtu.
     - By January 1, 2010, Canal No. 2 must comply with an effective SO2 emission rate of 0.30 lbs/mmBtu, and an effective NOx emission rate of
       0.15 lbs/mmBtu, on an annual basis; this commitment only applies to Montaup's 50% ownership share of Canal No. 2.

Other Requirements:

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

     Under the Nuclear Waste Policy Act (NWPA), the federal government is charged with providing facilities for the disposal or permanent storage of civilian nuclear waste. (See Fuel for Generation above.) The NRC has promulgated regulations for the protection of the public from radiological dangers in connection with the disposal of nuclear waste materials.

     In certain instances the NRC and the EPA have overlapping jurisdiction. Thus, NRC regulations are supplemented by requirements imposed by the EPA under a variety of federal environmental statutes. Those include requirements for permits covering the discharge of pollutants (including heat) into the nation's waters and compliance with EPA standards for so-called mixed waste (i.e. hazardous waste which contains radioactive materials) and for certain toxic air pollutants which include radionuclides. The EPA has also promulgated environmental radiation protection standards for nuclear power plants to regulate the doses of radiation received by the general public.

     Environmental regulation of nuclear facilities in which the EUA System has an interest or from which they purchase power may result in significant increases in capital and operating costs. They could also result in delays or cancellation of construction of planned improvements, or in modification or termination of existing facilities.

Other

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

Item 2.                             PROPERTIES

Power Supply

     In 1997, the EUA System's wholly owned generating units referred to in the following table consisted of Montaup's jet-fueled peaking units (Somerset Jet 1 and Jet 2) and Somerset 6 which was converted from oil to coal burning in 1983, Blackstone's Pawtucket Hydro, which was repowered in 1985 and Newport's diesel peaking units (Eldred in Jamestown and Jepson in Portsmouth), leased to Montaup, which supply the EUA System with 8 mw and 8.25 mw, respectively. With the exception of Somerset's Jet 1 and Jet 2, Montaup has not significantly increased its wholly owned generating units since 1959. The EUA System has found it more economically beneficial to join with other utilities in the joint ownership of large generating units and in long-term purchase contracts, and to supplement these sources with short-term purchases as required. EUA believes that spreading the EUA System's sources of electricity among a number of plants should improve the reliability of its power supply and limit the financial exposure relating to construction and potentially prolonged outages of a generating unit. (See Item 1. BUSINESS -- Electric Utility Industry Restructuring for a discussion of future power needs and plans to divest all of Montaup's generating assets.)

     The EUA System experienced a new all-time peak demand of approximately 933 mw on July 17, 1997.

                                                    EUA SYSTEM CAPABILITY
                                        GENERATING UNITS IN SERVICE AS OF DECEMBER 31, 1997


                                                                      GROSS       WINTER MAX  GROSS           NET
   IN                                                                 SYSTEM      CLAIMED     SYSTEM   UNIT  SYSTEM
SERVICE                                                               SHARE       CAPABILITY  SHARE   SALES  SHARE
  DATE       UNIT NAME         FUEL TYPE   OWNER/OPERATOR               %          MW          MW      MW       MW

100% OWNERSHIP:
   1959      SOMERSET 6        COAL        MONTAUP ELECTRIC CO.       100.00      115.32    115.32    0.00   115.32
   1970      SOMERSET J1       JET OIL     MONTAUP ELECTRIC CO.       100.00       23.70     23.70    0.00    23.70
   1971      SOMERSET J2       JET OIL     MONTAUP ELECTRIC CO.       100.00       24.30     24.30    0.00    24.30
   1985      PAWTUCKET HYDRO   HYDRO       BLACKSTONE VALLEY ELEC.    100.00        1.24      1.24    0.00     1.24
   1961      JEPSON            DIESEL      NEWPORT ELECTRIC CORP.     100.00        8.00      8.00    0.00     8.00
   1978      ELDRED            DIESEL      NEWPORT ELECTRIC CORP.     100.00        8.60      8.60    0.00     8.60

                                                                  SUBTOTAL:                 118.16    0.00   181.16
JOINT OWNERSHIP:
   1976      CANAL 2           NO. 6 OIL   CANAL ELECTRIC COMPANY     50.00       556.33    278.17   34.53   243.64
   1978      WYMAN 4 (YAR 4)   NO. 6 OIL   CENTRAL MAINE POWER CO.     2.63       620.00     16.30    0.00    16.30
   1986      MILLSTONE 3       NUCLEAR     NORTHEAST UTILITIES         4.01      1145.70     45.93    0.00     0.00
   1990      SEABROOK          NUCLEAR     NORTH ATLANTIC ENERGY CORP  2.90      1162.00     33.70    0.00    33.70

                                                                  SUBTOTAL:                 374.10   34.53   293.63

EQUITY OWNERSHIP:
   1972      VERMONT YANKEE    NUCLEAR     VT. YANKEE NUCLEAR POWER    2.25       531.00     11.95    0.00    11.95

                                                                  SUBTOTAL:                  11.95    0.00    11.95

PURCHASED POWER:
   1968      CANAL 1           NO. 6 OIL   CANAL ELECTRIC COMPANY     25.00       564.00    141.00    0.00   141.00
   1972      PILGRIM 1         NUCLEAR     BOSTON EDISON COMPANY      11.00       666.13     73.27    0.00    73.27
   1977      POTTER 2          GAS/OIL     BRAINTREE ELEC. LIGHT DEPT 41.67        96.00     40.00    0.00    40.00
   1975      CLEARY 9          GAS/OIL     TAUNTON MUNIC. LIGHTING    13.64       110.00     15.00    0.00    15.00
   1984      MCNEIL            WOOD        VERMONT ELECTRIC POWER     15.24        53.00      8.08    0.00     8.08
   1972      BERLIN A&B        JET OIL     GREEN MOUNTAIN POWER       26.50        56.60     15.00    0.00    15.00
   1974      BEAR SWAMP GT1    HYDRO       NEW ENGLAND POWER           5.13       292.50     15.00    0.00    15.00
   1974      BEAR SWAMP GT2    HYDRO       NEW ENGLAND POWER           5.13       292.50     15.00    0.00    15.00
   1990      OSP 1             GAS         OCEAN STATE POWER          28.00       306.60     85.85    0.00    85.85
   1991      OSP 2             GAS         OCEAN STATE POWER          28.00       306.60     85.85    0.00    85.85
   1991      NEA               GAS         NORTHEAST ENERGY ASSOC.     8.62       333.43     28.74    0.00    28.74
   1982/1986 STONY BROOK 2A&2B NO. 2 OIL   MA MUNIC. WHOLESALE ELEC.   2.94        85.00      2.50    0.00     2.50
   1970      NU JETS           JET OIL     NORTHEAST UTILITIES         2.94        85.00      2.50    0.00     2.50

                                                                  SUBTOTAL:                 527.79    0.00   527.79

HYDRO QUEBEC ENTITLEMENT:
   1991      HYDRO QUEBEC I&II HYDRO       HQ / NEPOOL                 4.06       630.00     25.57    0.00    25.57

                                                                  SUBTOTAL:                  25.57    0.00    25.57



                           TOTAL GROSS SYSTEM CAPABILITY (MW) --------------------------  1,120.57

                               LESS: MILLSTONE 3 CAPABILITY (MW) -------------------------   45.93

                                                  LESS:  UNIT CONTRACT SALES (MW) ------------------ 34.53

                                           TOTAL NET SYSTEM CAPABILITY (MW) ------------------------------ 1,040.11




      Montaup's participation in generating units of which it is not the sole owner takes various forms including stock (equity) ownership, joint ownership and purchase contracts. In most cases (other than short-term purchased power contracts) the purchaser is required to pay its share (i.e., the same percentage as the percentage of its entitlement to the output) of all of the costs of the generating unit (whether or not the unit is operating) including fixed costs, operating costs, costs of additional construction or modification, costs associated with condemnation, shutdown, retirement, or decommissioning of the unit, and certain transmission charges. Under its contracts with Maine Yankee, Connecticut Yankee Atomic Power Company, Vermont Yankee Nuclear Power Corporation and Yankee Atomic and, under its agreements relating to Phase II of the interconnection with Hydro-Quebec, Montaup may be called upon to provide additional capital and/or other types of direct or indirect financial support. (See Item 1. BUSINESS -- Nuclear Power Issues.) (See also Item 1. BUSINESS -- Electric Utility Industry Restructuring regarding Montaup's disposition of its generating assets.)

Other Property

     The EUA System owns approximately 6,900 miles of transmission and distribution lines and approximately 84 substations located in the cities and towns served.

     Blackstone owns approximately 1,700 miles of transmission and distribution lines and approximately 26 substations located in the cities and towns served. Blackstone also owns 100% of a 1.2-mw hydroelectric generating plant located in Pawtucket, Rhode Island. See Note E of Notes to Financial Statements in Blackstone's 1997 Annual Report (Exhibit 13-1.01 filed herewith) regarding encumbrances.

     Eastern Edison and Montaup own approximately 4,400 miles of transmission and distribution lines and approximately 44 substations located in the cities and towns served. See Note F of Notes to Consolidated Financial Statements in Eastern Edison's 1997 Annual Report (Exhibit 13-1.08 filed herewith) regarding encumbrances.

     Newport owns approximately 800 miles of transmission and distribution lines and approximately 14 substations located in the cities and towns served. See Note E to Notes to Consolidated Financial Statements contained in EUA's Annual Report to Shareholders for the year ended December 31, 1997, (Exhibit 13-1.03 filed herewith) regarding encumbrances.

     In addition to the above, the Retail Subsidiaries, Montaup, and EUA Service also own several buildings which house distribution, maintenance or general office personnel. See Note E of Notes to Consolidated Financial Statements contained in EUA's Annual Report to Shareholders for the year ended December 31, 1997, (Exhibit 13-1.03 filed herewith) regarding encumbrances.


Item 3.        LEGAL PROCEEDINGS

Rate Proceeding

     See descriptions of proceedings under Item 1. BUSINESS -- Rates.

Environmental Proceedings

     1. In March 1985, Blackstone was notified by the DEQE, which is now the MADEP, that it had been identified, along with other parties, as a potentially responsible party under Massachusetts law for a condition of soil and ground water contamination in Lowell, Massachusetts. The site in question was occupied by a scrap metal reclamation facility which received transformers and other electrical equipment from utility companies and others from the early 1960s until 1984. Among the contaminants apparently released at the site were PCBs. The potentially responsible parties (PRPs), including Blackstone, performed site studies and proposed a remedial action plan, which was approved by the DEQE several years ago. Since that time, the PRPs have negotiated over access, taxes and similar issues with the site owner and other parties. The remedial option selected but not yet completed is a process of solidification; however, a risk assessment that is now required could lead the PRPs to choose capping as the remedial option. The cost of implementing either remedy could vary from $250,000 for capping to $600,000 for solidification. Blackstone is alleged to be the fifth ranked generator out of approximately twenty potentially responsible parties. However, Blackstone's estimated 2% share allocation is considerably less than the shares of the four largest contributors at the site. In 1997, the PRPs resolved outstanding issues with the MADEP relative to the status of the site under the current Massachusetts Contingency Plan (MCP). A Phase II site study was initiated in May 1997 and is expected to be completed in early 1998. Site remediation may begin later in 1998; Blackstone's share of these costs is expected to be minimal.

     2. On July 14, 1987, the Commonwealth of Massachusetts (the Commonwealth) on behalf of the MADEP filed a cost recovery action pursuant to CERCLA and Massachusetts General Laws Chapter 21E against Blackstone in the United States District Court for the District of Massachusetts (District Court). The Complaint seeks $2.2 million in costs incurred by the MADEP in the cleanup of an alleged coal gasification waste site at Mendon Road in Attleboro, Massachusetts. In October 1987, without admitting liability, Blackstone entered into an Administrative Consent Order with the MADEP regarding the Mendon Road site and another alleged coal gasification site discovered by the MADEP approximately 1/4 mile away known as the Lawn Street site in Attleboro. Blackstone agreed to perform preliminary assessments at both sites in order to determine what remediation, if any, was necessary at the site. In 1988, Blackstone submitted Phase II testing results for the Lawn Street site to the MADEP for review and approval. On April 24, 1996, MADEP ordered Blackstone to conduct additional site assessment work at the Lawn Street site. On August 15, 1996 Blackstone signed an amended Administrative Consent Order and a Tier IB permit pursuant to Chapter 21E. The site assessment work began in the Summer of 1997. On May 26, 1993, the MADEP requested Blackstone to submit additional Phase I testing for the Mendon Road site which was completed and sent to the MADEP on December 20, 1993. Meanwhile, Blackstone has contested the MADEP's cost recovery action, arguing, inter alia, that the ferric ferrocyanide (FFC) waste removed from the Mendon Road site was not "hazardous" within the meaning of CERCLA or Massachusetts General Laws Chapter 21E, and that the MADEP's cleanup actions were inconsistent with the National Contingency Plan (NCP). On November 25, 1991, the District Court held that the waste was "hazardous" within the meaning of both statutes and on December 20, 1992, the District Court held Blackstone and a co-defendant, the Courtois Sand & Gravel Co. (Courtois) liable for an undetermined amount of cleanup costs. The District Court remanded the case to the MADEP to supplement the administrative record with Blackstone's oral and written comments concerning the cleanup. On March 19, 1993, Blackstone made an oral presentation to the MADEP and on April 19, 1993, Blackstone submitted written comments. On December 13, 1994, the District Court issued a judgment against Blackstone finding Blackstone liable to the Commonwealth for the full amount of response costs incurred by the Commonwealth in the cleanup of the Mendon Road site. The judgment also found Blackstone liable for interest and litigation expenses calculated to the date of judgment. The total liability at December 31, 1994 was approximately $5.9 million, including approximately $3.6 million in interest which has accumulated since 1985.

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

     Blackstone filed a Notice of Appeal of the District Court's judgment and filed its brief with the United States Court of Appeals for the First Circuit (Circuit Court) on February 24, 1995. On October 6, 1995, the Circuit Court vacated the District Court's $5.9 million judgement. Rather than remand the case to the District Court for a trial on the issue of whether ferric ferrocyanide (FFC) is a hazardous substance, the Circuit Court exercised its primary jurisdictional powers to send the matter to the EPA for an administrative determination on the issue. Given the present posture of the case, Blackstone may not be liable to reimburse the Commonwealth for the Mendon Road cleanup costs. On January 9, 1997, Blackstone met with representatives of EPA and the Commonwealth to discuss the procedure EPA would follow in resolving the FFC issue. In January 1997, Blackstone submitted written comments which were followed by the Commonwealth's written reply in March 1997. Both parties submitted additional memoranda to the EPA during the remainder of the year.
The EPA will now determine whether FFC is hazardous substance. Further court proceedings are likely.

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

     3. On October 28, 1986, RIDEM notified Blackstone that there may have been a release of hazardous material at the Tidewater Plant site in Pawtucket, Rhode Island. The site was placed on EPA's CERCLA list in 1987. The site includes the Tidewater Plant owned by Valley Gas Company (approximately 8 acres), the No. 1 Station owned by Blackstone (approximately 12 acres), and land formerly owned by Blackstone that was sold in 1968 to the City of Pawtucket (approximately 8 acres). RIDEM told Blackstone that the site contained hazardous materials and petroleum-contaminated soils due to tanks formerly located at the site. In December, 1990, after obtaining approval from RIDEM, Blackstone removed approximately 1,000 tons of soil from the site. On September 3, 1991, RIDEM initiated a site investigation which constitutes the second step in a site screening and assessment process established by the EPA to determine whether the site should be listed as a Superfund site. On February 3, 1993, RIDEM notified Blackstone that it required further assessment and evaluation of site conditions to determine if the site qualifies for review pursuant to the Hazard Ranking System. On September 12, 1995, RIDEM notified Blackstone and Valley of their responsibility regarding the release of
hazardous substances at the Tidewater Plant site.   RIDEM ordered Blackstone
and Valley to conduct an environmental study of the Tidewater Plant site and adjoining lots. On the adjacent lots are the Francis J. Varieur Elementary School and the Max Read Field athletic facility and ball fields. Blackstone and Valley have entered into an agreement to share the expenses of conducting the study and/or retaining an environmental consulting firm to conduct a Remedial Investigation. A work plan was submitted to RIDEM in April 1996 and it was approved on June 14, 1996. Preliminary field work was completed in September 1996. However, RIDEM required additional sampling to be conducted by Blackstone and Valley. In 1997, that sampling was completed and RIDEM is currently reviewing the draft Remedial Investigation Report and follow-up documents. It is expected that RIDEM will order further investigation and clean up.

     4. On September 12, 1995, RIDEM demanded payment of $296,000 which represents the amount of money plus interest RIDEM expended to clean up oxide box waste at the Cumberland, Rhode Island site. Following extended discussions and negotiations with legal counsel on behalf of RIDEM, Blackstone was able to reach an agreement with RIDEM to escrow approximately $296,000 in an interest-bearing account pending the outcome of EPA's remand proceedings to determine whether FFC is a hazardous substance. This money has been placed in an interest-bearing escrow account by Blackstone pending the outcome of EPA's proceedings for the Mendon Road site described above. If EPA finds that FFC is not a hazardous substance, Blackstone will be able to recover the escrowed funds on the basis that RIDEM's clean up of the site in 1986 was not required by law. If EPA determines that FFC is a hazardous substance, Blackstone will appeal that determination in district court in Massachusetts.

     5. On January 10, 1997, Blackstone, Valley, and a representative of RIDEM met at Valley's Woonsocket property (the Hamlet Avenue, Woonsocket site), which is the site of a former manufactured gas plant owned by Blackstone's and Valley's predecessor, Blackstone Valley Gas & Electric Company and a predecessor, the Woonsocket Gas Company. The site also includes an active electric substation, and a former electric generating facility previously owned by Blackstone Valley Gas & Electric Company and a predecessor, Woonsocket Electric Machine and Power Company. The entire site consists of several adjoining properties encompassing approximately nine acres. On February 11, 1997, RIDEM ordered Blackstone and Valley to conduct a site assessment of the site. Blackstone and Valley submitted a Work Plan on June 16, 1997. The Work Plan is under review by RIDEM.

     Blackstone has notified certain liability insurers and has filed claims with respect to the Mendon Road site. Blackstone is actively pursuing coverage from other carriers for the Mendon Road, Tidewater, Lawn Street, Cumberland, and Hamlet Avenue, Woonsocket Sites.

     Neither Blackstone or Montaup are able to predict the outcome of any of the foregoing environmental matters or that pertain to each of them to estimate the potential costs which may ultimately result. It is the policy of EUA System Companies in such cases to provide notice to liability insurers and to make claims. However, it is not possible at this time to predict whether the insurance carriers will honor such claims, or whether such claims can be enforced against them. Under CERCLA, each responsible party can be held "jointly and severally" liable for clean-up costs. EUA or a subsidiary could thus be held fully liable for environmental damages for which they were only partially responsible. However, EUA might then be entitled to recover costs from other PRPs.

     As of December 31, 1997, the EUA System has incurred costs of approximately $6.7 million (excluding the Mendon Road judgment) in connection with the foregoing environmental matters. These amounts have been financed primarily by internally generated cash. EUA estimates that additional expenditures (excluding the Mendon Road judgment) may be incurred through 1998 of up to $1.3 million, substantially all of which relates to Blackstone.

     As a general matter, the EUA System will seek to recover costs relating to environmental proceedings in their rates. Blackstone is currently amortizing all of its incurred costs over a five-year period consistent with prior regulatory recovery periods and is recovering certain of those costs in rates. Estimated amounts after 1998 are not now determinable since site studies which are the basis of these estimates have not been completed. As a result of the recoverability in current rates and the uncertainty regarding both its estimated liability, as well as potential contributions from insurance carriers and other responsible parties, EUA does not believe that the ultimate impact of the environmental costs will be material to the financial position of the EUA System or to any individual subsidiary and thus, no loss provision is required at this time.

Ridgewood

     In September 1995, EUA FRC II Energy Associates, Micro Utility Partners of America, L.P., and EUA Westcoast, L.P., each of which is a partnership of which EUA Cogenex is the managing partner (the Partnerships) and EUA Cogenex entered into an assignment agreement with Ridgewood/Mass. Corp. (f/k/a Ridgewood Cogen Corporation) (Ridgewood) whereby Ridgewood acquired the benefits and obligation to certain cogeneration projects from EUA Cogenex and the Partnerships. In 1996, the Partnerships and EUA Cogenex filed a suit in the United States District Court for the district of Massachusetts against Ridgewood and others seeking payment of approximately $518,000, resulting from Ridgewood's failure and refusal to pay for services provided on their behalf under a certain Transition Period Agreement between and among the parties. On December 2, 1996, Ridgewood filed a demand for arbitration in Boston, Massachusetts with regard to such claim and with regard to an alleged breach of representations and warranties by EUA Cogenex and the Partnerships under the assignment agreement. Ridgewood seeks a total of approximately $4.3 million. The federal
court action has been dismissed without prejudice pending the arbitration.   In
the arbitration, EUA Cogenex and the Partnerships have filed a counterclaim in which they also seek a determination that certain provisions of the assignment agreement are binding and enforceable according to their terms. The amount in controversy with respect to the counterclaims has not yet been determined. In 1997, the American Arbitration Association set a preliminary hearing date of June 14, 1998. Management cannot determine at this time the ultimate outcome of these proceedings.

  Other Proceedings

     On December 15, 1995, Eastern Edison exercised its right to terminate a Power Purchase Agreement (PPA) entered into with the Meridian Middleboro Limited Partnership (MMLP) and a related entity on September 20, 1993. In February and May of 1996, MMLP made demands for over $25 million under the termination provision of the PPA. On June 17, 1996, Eastern Edison responded to MMLP's demand stating that if Eastern Edison were to be liable for payments, only approximately $170,000 would be due under the termination provision. On July 18, 1996, Eastern Edison filed a declaratory judgement action in Suffolk Superior Court in Boston, Massachusetts against MMLP seeking a declaration of the rights of the parties under the PPA. MMLP's response to the complaint, filed on August 8, 1996, included counterclaims in excess of $20 million and a request for treble damages. Eastern Edison paid MMLP, under a reservation of rights, approximately $192,000 as the amount Eastern Edison might owe to MMLP. The Company is vigorously defending itself from the counterclaims. The Company cannot determine the outcome of this proceeding at this time.

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

     In early 1997, ten plaintiffs brought suit against numerous defendants, including EUA, for injuries and illness allegedly caused by exposure to asbestos over approximately a thirty-year period, at premises, including some owned by EUA companies. The total damages claimed in all of these complaints was $25 million in compensatory and punitive damages, plus exemplary damages and interest and costs. Each complaint names between fifteen and twenty-eight defendants, including EUA. These complaints have been referred to the applicable insurance companies. Counsel has been retained by the insurers and is actively defending all cases. Three cases have been dismissed as against EUA companies, with prejudice. EUA cannot predict the ultimate outcome of this matter at this time.

     See Item 1. BUSINESS -- Fuel for Generation for a discussion of legal actions filed against the DOE.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

      Executive Officers of Eastern Utilities Associates

     The names, ages and positions of all of the executive officers of EUA as of March 16, 1998, are listed below along with their business experience during the past five years. Officers are elected annually by the Trustees at the following meeting of Trustees after the annual meeting of shareholders.
The 1998 Annual Meeting of Shareholders is scheduled to be held on May 18, 1998. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. The executive officers also serve as officers/or directors of various subsidiary companies.

   Name, Age and Position       Business Experience During Past 5 Years

   John D. Carney, 53         Executive Vice President since April 1995;
   Executive Vice President   President of Eastern Edison Company since January
                              1990; President of Blackstone and Newport since
                              April 1995. Responsible for the day-to-day activities of The EUA System's retail electric operations.

  Clifford J. Hebert, Jr.,    Treasurer since April 1986; Secretary since May,
   50, Treasurer and          1995.  Responsible for financial, treasury and
     Secretary                corporate affairs of the EUA System.

  Donald G. Pardus, 57        Chairman since July 1990; Chief Executive Officer
   Chairman of the Board,     since April 1989.  Responsible for the overall
   Chief Executive Officer    management of the EUA System.
   and Trustee


  Robert G. Powderly, 50      Executive Vice President since April 1992.
   Executive Vice President   Responsible for purchasing, customer information
                              services, information systems, human resources, marketing and rate activities of the EUA System.

  John R. Stevens, 57         President since July 1990; Chief Operating
   President, Chief           Officer since January 1990.  Responsible for
   Operating Officer and      retail operations and new ventures of the EUA
   Trustee                    System.

     There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.

                              PART II

Item 5.  MARKET FOR EUA'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information set forth under the caption "QUARTERLY FINANCIAL AND COMMON SHARE INFORMATION" included in EUA's Annual Report to Shareholders for the year ended December 31, 1997 (Exhibit 13-1.03 filed herewith) is incorporated herein by reference.

     The information required by this item for Blackstone and Eastern Edison is incorporated by reference to information contained under the like captioned sections of Blackstone's and Eastern Edison's 1997 Annual Reports (Exhibit 13-
1.01 and 13-1.08, respectively, filed herewith).

     As of February 1, 1998 there were 11,130 EUA common shareholders of record.

     The closing price of EUA's Common Shares as reported by the Wall Street Journal on March 16, 1998 was $25.

Item 6.  SELECTED FINANCIAL DATA

     The information set forth under the caption "SELECTED CONSOLIDATED FINANCIAL DATA" included in EUA's Annual Report to Shareholders and Eastern Edison's Annual Report for the year ended December 31, 1997, (Exhibit 13-1.03 and 13-1.08, respectively, filed herewith) and the information set forth under the caption "SELECTED FINANCIAL DATA" included in the Annual Report for the year ended December 31, 1997 for Blackstone (Exhibits 13-1.01 filed herewith) are incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated herein by reference to pages 9 through 28 in the 1997 EUA Annual Report to Shareholders, pages 3 through 10 in the 1997 Blackstone Annual Report and pages 3 through 14 in the 1997 Eastern Edison Annual Report (Exhibits 13-1.03, 13-1.01 and 13-1.08 for EUA, Blackstone and Eastern Edison , respectively, filed herewith).

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated herein by reference to pages 30 through 45 in the 1997 EUA Annual Report to Shareholders, page 2 and pages 12 through 29 in the 1997 Blackstone Annual Report and, page 2 and pages 16 through 36 in the 1997 Eastern Edison Annual Report (Exhibits 13-1.03, 13-1.01 and 13-1.08 for EUA, Blackstone and Eastern Edison, respectively, filed herewith).

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                            PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

Eastern Utilities Associates

     The information concerning trustees and executive officers set forth under the caption "ELECTION OF TRUSTEES AND OWNERSHIP OF COMMON SHARES" in EUA's definitive Proxy Statement to be mailed to shareholders in connection with the shareholders' annual meeting to be held on May 18, 1998, and filed with the SEC is incorporated herein by reference. (See Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS -- Executive Officers of Eastern Utilities Associates.)

Blackstone and Eastern Edison

     The names, ages and positions of all of the directors and executive officers of Blackstone and Eastern Edison as of March 16, 1998 are listed below with their business experience during the past five years. The directors of Blackstone and the directors, Treasurer and Clerk of Eastern Edison are each elected to serve until the next annual stockholders' meeting. All other officers are elected to serve until the next meeting of directors following the annual stockholders' meeting. There is no family relationship between any of the directors or officers of Blackstone and Eastern Edison. Messrs.
Pardus and Stevens are Trustees of EUA. Certain officers of Blackstone and Eastern Edison are, or at various times in the past have been, officers and/or directors of the System Companies with which Blackstone and Eastern Edison have entered into contracts and had other business relations.


Name, Age and Position         Business Experience During Past 5 Years

 John D. Carney, 53*           President and Director of Blackstone and Newport
  Director and President       since April 1995; President and Director of
                               Eastern Edison since January 1990.

 Barbara A. Hassan, 48         Vice President of Blackstone since April 1995;
  Vice President               Vice President of Eastern Edison since January
                               1990. Responsible for employee benefits, wages, risk management and labor relations.

 Clifford J. Hebert, Jr., 50*  Director of both Blackstone and Eastern Edison
Director, Treasurer and        since April 1997.  Treasurer since April 1986
  Secretary/Clerk              and Secretary/Clerk since April 1995 of both
                               Blackstone and Eastern Edison.

 Michael J. Hirsh, 43         Vice President of Blackstone since July 1991;
    Vice President            Vice President of Eastern Edison since April
                              1995; prior to that he was either a Director or Manager of the Engineering or Resource Planning
                              Departments of EUA Service for more than five years. Responsible for all engineering and technical services.

 Kevin A. Kirby, 47           Vice President of Blackstone and Eastern Edison
  Vice President              since April, 1995; prior to that he was a
                              Director of the Integrated Resource Management department of EUA Service for five years;
                              responsible for the resource planning, power supply and contract administration activities of the EUA System.

 Marc F. Mahoney, 43          Vice President of Blackstone and Eastern Edison
  Vice President              since July 1997; prior to that he was Director of
                              Transmission & Distribution for Blackstone and
                              Eastern Edison since April 1995 and Distribution
                              Superintendent of Eastern Edison since November
                              1991. Responsible for the operation and maintenance of the transmission and distribution facilities.

 Donald G. Pardus, 57*        Chairman of the Board since July 1989 and
   Director and               Director since 1979 of both Blackstone and
   Chairman of the Board      Eastern Edison.

 Robert G. Powderly, 50*      Executive Vice President and Director since March
  Director and Executive      1992 of both Blackstone and Eastern Edison.
  Vice President

 John R. Stevens, 57*         Vice Chairman of the Board since July 1989 and
  Director and Vice           Director since July 1987 of both Blackstone and
  Chairman of the Board       Eastern Edison.

* Please refer to the material supplied under the caption "EXECUTIVE OFFICERS OF EASTERN UTILITIES ASSOCIATES" following Item 4 herein for other information regarding this officer.

Item 11.                 EXECUTIVE COMPENSATION

Eastern Utilities Associates

     The information concerning executive compensation set forth under the caption "COMPENSATION AND OTHER TRANSACTIONS" in EUA's definitive Proxy Statement to be mailed to shareholders in connection with the shareholders' annual meeting to be held on May 18, 1998 and filed with the SEC is incorporated herein by reference with the exception of the Report of the Compensation and Nominating Committee on Compensation of Executive Officers and accompanying Corporate Performance Graph that appears therein and which are specifically not incorporated herein by reference.

 Blackstone and Eastern Edison

     The Chief Executive Officer and the four other most highly compensated executive officers of Blackstone and Eastern Edison hold the same or similar positions with EUA and are not paid directly by either Blackstone or Eastern Edison. The information required by this item is incorporated herein by reference to the material under the caption "COMPENSATION AND OTHER TRANSACTIONS" in the definitive Proxy Statement of EUA, dated March 25, 1998, with the exception of the Report of the Compensation and Nominating Committee on Compensation of Executive Officers and accompanying Corporate Performance Graph that appears therein and which are specifically not incorporated herein by reference.


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

     The statements concerning security ownership of certain beneficial owners and management set forth under the caption "ELECTION OF TRUSTEES AND OWNERSHIP OF COMMON SHARES" in EUA's definitive Proxy Statement to be mailed to shareholders in connection with the shareholders' annual meeting to be held on May 18, 1998 and filed with the SEC are incorporated herein by reference.


Item 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.
                              PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

     The response to this portion of Item 14 is set forth under Item 8.

(a)(2) Financial Statement Schedules

     The following additional consolidated financial statement schedules filed herewith for EUA and Blackstone should be considered in conjunction with the financial statements in the EUA's Annual Report to Shareholders and Blackstone's Annual Report for the year ended December 31, 1997 (Exhibit 13-
1.03 and 13-1.01, respectively, filed herewith):

     1.  Financial Statement Schedules:

     EUA
      Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 1997.

     Blackstone
 Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 1997.

(a)(3) Exhibits (*denotes filed herewith)

Articles of Incorporation and By-Laws:

                               -EUA-

 3-1.03   -  Declaration of Trust of EUA, dated April 2, 1928, as amended
            (Exhibit A-3, File No. 70-3188; Exhibit 1 to EUA's 8-K Reports for
             April in each of the years 1957, 1962, 1966, 1968, 1972, and 1973,
             File No. 1-5366; Exhibit A-1 (a), Amendment No. 2 to Form U-1,
             File No. 70-5997; Exhibit 4-3, Registration No.  2-72589;
             Exhibit 1 to Certificate of Notification, File No. 70-6713;
             Exhibit 1 to Certificate of Notification, File No. 70-7084;
             Exhibit 3-2, Form 10-K of EUA or 1987, File No. 1-5366).

                        - Eastern Edison -

 3-1.08   -  Form of Restated and Amended Articles of Organization (filed as
             Exhibit B-1 to Form U5S of EUA for 1993). Instruments Defining the Rights of Shareholders, Including Indentures:

                        - Eastern Edison -

 4-1.08   -  Indenture of First Mortgage and Deed of Trust dated as of
             September 1, 1948 of Eastern Edison (Exhibit 4-1, Registration No.
             2-77468), and twenty-six supplements thereto (Exhibit A, File No.
             70-3015; Exhibit A-3, File No. 70-3371; Exhibit C to Certificate of Notification, File No. 70-3371; Exhibit D to Certificate of Notification, File No. 70-3619; Exhibit D to Certificate of
             Notification, File No.  70-3798; Exhibit F to Certificate of
             Notification, File No. 70-4164; Exhibit D to Certificate of
             Notification, File No. 70-4748; Exhibit C to Certificate of
             Notification, File No. 70-5195; Exhibit F to Certificate of
             Notification, File No.  70-5379; Exhibit C to Certificate of
             Notification, File No. 70-5719; Exhibit 5-24, Registration No. 2-
             65785; Exhibit F to Certificate of Notification, File No. 70-6463;
             Exhibit C to Certificate of Notification, File No. 70-6608;
             Exhibit C to Certificate of  Notification, File No. 70-6737;
             Exhibit F to Certificate of Notification, File No. 70-6851;
             Exhibit 4-31, Form 10-K of EUA for 1984, File No. 1-5366; Exhibit
             F to Certificate of Notification, File No. 70-7254; Exhibit C to Certificate of Notification, File No. 70-7373; Exhibit C to
             Certificate of Notification, File No. 70-7373; Exhibit C to
             Certificate of Notification, File No.  70-7373; Exhibit F to
             Certificate of  Notification, File No. 70-7511; Exhibit 4-34,
             Form 10-K of Eastern Edison for 1990, File No. 0-8480; Exhibit 4-
             24, Form 10-K of Eastern Edison for 1992, File No. 0-8480; Exhibit
             4-35, Form 10-K of Eastern Edison for 1990, File No. 0-8480;
             Exhibit 4-36, Form 10-K of Eastern Edison for 1990, File No. 0-
             8480;  Exhibit C-33 to Form U5S of EUA for 1993; Exhibit C-34 to
             Form U5S of EUA for 1993; Exhibit 4-29.08, Form 10-K of Eastern
             Edison for 1994, File No. 0-8480).

*4-1.09   -  Twenty-Seventh Supplemental Indenture of Eastern Edison dated as of January 1, 1998.

                           - Montaup -

 4-1.05   -  Form of 8% Debenture Bonds due 2000 of Montaup (Exhibit 4-10,
             Registration No. 2-41488).

 4-2.05   -  Form of 8-1/4% Debenture Bonds due 2003 of Montaup (Exhibit B-3,
             Form U5S of EUA for year 1973).

 4-3.05   -  Form of 14% Debenture Bonds due 2005 of Montaup (Exhibit 4-11,
             Registration No. 2-55990).

 4-4.05   -  Form of 10% Debenture Bonds due 2008 of Montaup (Exhibit 5-3,
             Registration No. 2-65785).

 4-5.05   -  Form of 16-1/2% Debenture Bonds due 2010 of Montaup (Exhibit 4-11,
             Form 10-K of EUA for 1980, File No. 1-5366).

 4-6.05   -  Form of 12-3/8% Debenture Bonds due 2013 of Montaup (Exhibit 4-13,
             Form 10-K of EUA for 1983, File No. 1-5366).

 4-7.05   -  Form of 10-1/8% Debentures due 2008 of Montaup (Exhibit 4, Form
             10-Q of Eastern Edison for quarter ended September 30, 1983, File
             No. 0-8480).

 4-8.05   -  Form of 9% Debenture Bonds due 2020 of Montaup (Exhibit 4-10, Form
             10-K of Eastern Edison for 1990, File No. 0-8480).

 4-9.05   -  Form of 9 3/8% Debenture Bonds due 2020 of Montaup (Exhibit 4-11,
             Form 10-K of Eastern Edison for 1990, File No. 0-8480).

                          - Blackstone -

 4-1.01   -  First Mortgage Indenture and Deed of Trust dated as of December 1,
             1980 of Blackstone (Exhibit A, Form 8-K of EUA dated January 14,
             1981, File No. 1-5366) and two supplements thereto (Exhibit 4-33,
             Form 10-K of EUA for 1989, File No. 1-5366; Exhibit 4-3, Form 10-K of BVE for 1990, File No. 0-2602).


 4-4.01   -  Loan Agreement between Rhode Island Industrial Facilities
             Corporation and Blackstone dated as of December 1, 1984 (Exhibit
             10-72, Form 10-K of EUA for 1984, File No. 1-5366).

                          - EUA Service -

 4-1.07   -  Note Purchase Agreement dated as of January 13, 1988 of Service
            (Exhibit 4-38, Form 10-K of EUA for 1987, File No. 1-5366).

                          - EUA Cogenex -

 4-1.10   -  Note Agreement dated as of June 28, 1990 of EUA Cogenex with the
             Prudential Insurance Company of America (Exhibit 4-46, Form 10-K of EUA for 1990, File No. 1-5366).

 4-2.10   -  Note Agreement dated as of October 29, 1991 between EUA Cogenex and Prudential Insurance Company of America  (Exhibit 4-55, Form
             10-K of EUA for 1991, File No. 1-5366).

 4-3.10   -  Indenture dated September 1, 1993 between EUA Cogenex and the Bank of New York as Trustee (Exhibit 4-4.10, Form 10-K of EUA for 1993,
             File No. 1-5366).

                            - Newport -

 4-1.14   -  Indenture of First Mortgage dated as of June 1, 1954 of Newport, as supplemented on August 1, 1959, April 1, 1962, October 1, 1964,
             April 1, 1967, September 1, 1969, September 1, 1970, June 1, 1978,
             October 1, 1978, May 1, 1986, December 1, 1987 and November 1,
             1989 (Exhibit 4-49, Form 10-K of EUA for 1990, File No. 1-5366).

 4-2.14   -  United States Government Small Business Administration Loan to
             Newport entitled, "Base Closing Economic Injury Loan", signed May
             30, 1975 and amended on October 6, 1983 (Exhibit 4-50, Form 10-K of EUA for 1990, File No. 1-5366).

 4-3.14   -  Indenture of Second Mortgage dated as of September 1, 1982 of
             Newport, as supplemented on December 1, 1988 (Exhibit 4-51, Form
             10-K of EUA for 1990, File No. 1-5366).

 4-4.14   -  Loan Agreement between the Rhode Island Port Authority and
             Economic Development Corporation and Newport Electric Corporation dated as of January 6, 1994 (Exhibit 4-4.14, Form 10-K of EUA for
             1993, File No. 1-5366).

 4-5.14   -  Trust Indenture between the Rhode Island Authority and Economic
             Development Corporation and Newport Electric Corporation dated as of January 1, 1994 (Exhibit 4-5.14, Form 10-K of EUA for 1993,
             File No. 1-5366).

 4-6.14   -  Letter of Credit and Reimbursement Agreement dated January 6, 1994
            (Exhibit 4-6.14, Form 10-K of EUA for 1993, File No. 1-5366).

                       - EUA Ocean State -

 4-1.12   -  Note Purchase Agreement dated as of January 16, 1992 between EUA
             Ocean State Corporation and John Hancock Mutual Life Insurance
             Company (Exhibit 4-56, Form 10-K of EUA for 1991, File No. 1-
             5366).

Material Contracts:

                             - EUA -

10-1.03   -  Employees' Retirement Plan of Eastern Utilities Associates and its
             Subsidiary Companies Trust Agreement as amended and restated, effective July 1, 1981 (Exhibit 10-1, Registration No. 2-80205).

10-2.03   -  Eastern Utilities Associates Employees' Savings Plan Trust
             Agreement (Exhibit 10-3, Form 10-K of EUA for 1992, File No. 1-
             5366).

10-3.03   -  Eastern Utilities Associates Employees' Savings Plan as amended and restated effective January 1, 1989 (including amendments through January 1, 1992) and December 21, 1994 (Exhibit 10-15.03,
             Form 10-K of EUA for 1995, File No. 1-5366; Exhibit 10-17.03 Form
             10-K of EUA for 1995, File No. 1-5366).

10-4.03   -  Stock Purchase Agreement dated as of December 10, 1986, among
             Eastern Utilities Associates, Citizens Corporation and Citizens
             Energy Corporation (Exhibit 10-104, Form 10-K of EUA for 1986,
             File No. 1-5366).

10-5.03   -  Precedent Agreement dated as of November 29, 1989 between EUA and
             NECO Enterprises, Inc. (Exhibit B-4, Form U-1, File No. 70-7677).

10-6.03   -  Amendment to and Restatement of Stock Purchase Agreement dated as of February 1, 1990 between EUA, NECO Enterprises, Inc., Newport
             Electric Corporation and a special-purpose subsidiary of EUA for the acquisition by EUA of the stock of Newport Electric
             Corporation (Exhibit B-3, Form U-1, File No. 70-7677).

10-7.03   -  Letter of Assurance in connection with the Credit Agreement between Vermont Electric Transmission Company, Inc. and Bank of
             America National Trust and Savings Association dated July 19, 1983
             (Exhibit 10-111, Form 10-K of EUA for 1990, File No. 1-5366).

10-8.03   -  Amended and Restated Equity Maintenance Agreement dated as of
             September 29, 1992 among EUA and The Prudential Insurance Company of America and Pruco Life Insurance Company (Exhibit 10-9, EUA 10-
             K for 1992, File No.  1-5366).

10-9.03   -  Guaranty, dated June 28, 1990 made by EUA in favor of The
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

*10-15.03 -  Second Amendment to the Eastern Utilities Associates Employees'
             Savings Plan dated May 30, 1997.

*10-16.03 -  Third Amendment to the Eastern Utilities Associates Employees'
             Savings Plan dated March 17, 1997.

*10-17.03 -  Fourth Amendment to the Eastern Utilities Associates Employees'
             Savings Plan dated June 16, 1997.

*10-18.03 -  Second Amendment to the Employees' Retirement Plan of Eastern
             Utilities Associates and its Affiliated Companies dated March 17, 1997.
*10-19.03 -  First Amendment to the Eastern Utilities Associates Restricted
             Stock Plan dated November 17, 1997.

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

 10-2.05  -  Power Contract (composite copy) between Connecticut Yankee Atomic
             Power Company and Montaup dated July 1, 1964 as amended and supplemented March 1, 1978, August 22, 1980, October 15, 1982, and December 4, 1996 (Exhibit B-1, File No. 70-4245; Exhibit 20, Form 10-K of EUA for 1977, File No. 1-5366; Exhibit 10-52, Form 10-K for EUA for 1981, File No. 1-5366; Exhibit 10-67, Form 10-K for EUA for 1983, File No. 1-5366; Exhibit 10-37.05, Form 10-K for
             EUA for 1996, File No. 1-5366).

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

 10-13.05 -  Form of Agreement among Maine Yankee Atomic Power Company's
             Sponsors dated as of May 20, 1969 (Exhibit B-5, File No. 70-4658).

 10-14.05 -  Form of New England Power Pool Agreement dated as of September 1,
             1971, as amended as of July 1, 1972, March 1, 1973, April 2, 1973, March 15, 1974, June 1, 1975, September 1, 1975, December 31, 1976, January 31, 1977, July 1, 1977, August 1, 1977, August 15,
             1978, January 31, 1980, February 1, 1980, September 1, 1981,
             December 1, 1981, June 1, 1982, June 15, 1983, October 1, 1983,
             August 1, 1985, August 15, 1985, January 1, 1986, September 1, 1986, March 1, 1988, May 1, 1988, March 15, 1989, October 1, 1990,
             September 15, 1992, May 1, 1993, and December 31, 1996, (Exhibit 13-45, Registration No. 2-41488; Exhibit 13-38, Registration No. 2-46612; Exhibits 13-39 and 13-40, Registration No. 2-48966;
             Exhibit B-3, Form U5S of EUA for year 1974; Exhibit 13-35(a), Registration No. 2-54449; Exhibit 13-35, Registration No. 2-55990, Exhibits 5-69 and 5-70, Registration Exhibit 13-35(a), Registration No. 2-54449; Exhibit 13-35, Registration No. 2-55990, Exhibits 5-69 and 5-70, Registration No. 2-58625; Exhibit 6, Form 10-K of EUA for 1977, File No. 1-5366; Exhibit 1, Form 10-K of EUA for 1979, File No. 1-5366; Exhibit No. 10-67, Registration No. 2-80205; Exhibit 10-65, Form 10-K of EUA for 1983, File No. 1-5366;
             Exhibit 10-66, Form 10-K of EUA for 1983, File No. 1-5366; Exhibits 10-75, 10-76, and 10-77, Form 10-K of EUA for 1985, File No. 1-5366; Exhibit 10-79, Form 10-K of EUA for 1986, File No. 1-5366; Exhibits 10-99 and 10-100, Form 10-K of EUA for 1988,
             File No. 1-5366; Exhibit 10-96, Form 10-K of EUA for 1989, File No. 1-5366; Exhibit 10-81, Form 10-K of Eastern Edison for 1990, File No. 0-8480; Exhibit 10-38.05, Form 10-K of EUA for 1995, File No. 1-5366; Exhibit 10-39.05, Form 10-K of EUA for 1995, File No. 1-5366; Exhibit 10-40.05, Form 10-K of EUA for 1995, File No. 1-
             5366 Exhibit 10-38.05 Form 10-K of EUA for 1996, File No. 1-5366).

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

 10-23.05 -  Guarantee Agreement (composite copy) dated as of November 13, 1981 between The Connecticut Bank and Trust Company, as Trustee, and Montaup relating to debentures of Connecticut Yankee Atomic Power Company (Exhibit 10-61, Form 10-K of EUA for 1981, File No. 1-
             5366).

 10-24.05 -  Agreement for Seabrook Project Disbursing Agent, dated as of May
             23, 1984, as amended March 8, 1985, May 20, 1985, June 18, 1985,
             January 1, 1986, November, 1987, August 1, 1989, and restated as of November 1, 1990, among the participants in the Seabrook nuclear generating project, including Montaup and Yankee Atomic Electric Company (Exhibit 2, Form 10-Q of EUA for the Quarter Ended June 30, 1984, File No. 1-5366; Exhibit 10-69, Form 10-K of EUA for 1985, File No. 1-5366; Exhibits 10-86, 10-87 and 10-88,
             Form 10-K of EUA for 1986, File No. 1-5366; Exhibit 10-97, Form 10-K of EUA for 1987, File No. 1-5366; Exhibit 10-105, Form 10-K of EUA for 1989, File No. 1-5366; Exhibit 10-84, Form 10-K of Eastern Edison for 1990, File No. 0-8480).

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

 10-28.05 -  Unit Power Agreement for the Sale of Unit Capacity and Energy from
             Ocean State Power Project to Montaup Electric Company dated as of May 14, 1986 as amended as of August 27, 1986, September 27, 1988, October 21, 1988, July 21, 1989, February 7, 1990, December 21, 1990, and February 12, 1996 (Exhibits 10-101 and 10-102, Form 10-K
             of EUA for 1986, File No. 1-5366; Exhibits 10-106 and 10-107, Form 10-K of EUA for 1988, File No. 1-5366; Exhibit 10-106, Form 10-K of EUA for 1989, File No. 1-5366; Exhibits 10-86 and 10-87, Form 10-K of Eastern Edison for 1990, File No. 0-8480; Exhibit 10-39.05 and 10-40.05, Form 10-K of EUA for 1996, File No. 1-5366).

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

 10-31.05 -  Unit Power Agreement for the Sale of Second Unit Capacity and
             Energy from Ocean State Power Project to Montaup Electric Company dated as of September 28, 1988 as amended as of July 21, 1989, February 7, 1990, and February 12, 1996 and a Supplemental Agreement dated July 21, 1989 (Exhibit 10-104, Form 10-K of EUA for 1989, File No. 1-5366; Exhibits 10-41.05 and 10-42.05, Form
             10-K of EUA for 1996, File No. 1-5366; Exhibit No. 10-88, Form 10-K of Eastern Edison for 1990, File No. 0-8480).

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

 10-5.01  -  Power Purchase Agreement between Blackstone and Blackstone Hydro,
             Inc. dated as of January 8, 1989 and assignment to Montaup
            (Exhibits 10-101 and 10-102, Form 10-K of EUA for 1989, File No. 1-
             5366).

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

Annual Reports to Shareholders:

*13-1.03  -  Annual Report to Shareholders of EUA for 1997, portions of which are incorporated by reference in this Annual Report on Form 10-K. Only the portions expressly so incorporated under PART II, Items 5, 6, 7 and 8 are to be deemed filed herewith.

*13-1.01  -  Annual Report to Shareholders of Blackstone for 1997, portions of which are incorporated by reference in this Annual Report on Form 10-K. Only the portions expressly so incorporated under PART II, Items 5, 6, 7 and 8 are to be deemed filed herewith.

*13-1.08  -  Annual Report to Shareholders of Eastern Edison for 1997, portions of which are incorporated by reference in this Annual Report on Form 10-K. Only the portions expressly so incorporated under PART II, Items 5, 6, 7 and 8 are to be deemed filed herewith.

Subsidiaries of  EUA:

 21-1.03  -  Direct subsidiaries of Eastern Utilities Associates and the state of organization of each are: Blackstone Valley Electric Company (Rhode Island), Eastern Edison Company (Massachusetts), EUA Cogenex Corporation (Massachusetts), EUA Service Corporation (Massachusetts), EUA Ocean State Corporation (Rhode Island), EUA Energy Investment Corporation (Massachusetts), Newport Electric Corporation (Rhode Island), EUA Energy Services, Inc. (Massachusetts) and EUA Telecommunications (Massachusetts). Montaup Electric Company (Massachusetts) is a subsidiary of Eastern Edison Company. Each of the above subsidiaries does business under its indicated corporate name.

             Consent of Experts and Counsel:

*23-1.03  -  Consent of Independent Accountants.

(b)  Reports on Form 8-K

  On October 2, 1997, EUA filed a Current Report on Form 8-K with respect to
Item 5 (Other Events).




                [This page left blank intentionally]

                                       SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature                          Title                         Date

EASTERN UTILITIES ASSOCIATES

By /s/John R. Stevens    President and Chief Operating Officer   March 16, 1998
John R. Stevens          (Principal Accounting Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Donald G. Pardus              Chairman and Chief Executive Officer
Donald G. Pardus                 (Principal Executive Officer) and Trustee

/s/John R. Stevens               President and Chief Operating Officer
John R. Stevens                  (Principal Accounting Officer) and Trustee

/s/Clifford J. Hebert, Jr.       Treasurer
Clifford J. Hebert, Jr.          (Principal Financial Officer)


Russell A. Boss                  Trustee


/s/Paul J. Choquette, Jr.        Trustee
Paul J. Choquette, Jr.
                                                                 March 16, 1998
/s/Peter S. Damon                Trustee
Peter S. Damon

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

Signature                     Title                          Date

BLACKSTONE VALLEY ELECTRIC COMPANY


By/s/John R. Stevens          Vice Chairman and Director     March 16, 1998
John R. Stevens               (Principal Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Donald G. Pardus              Chairman of the Board and
Donald G. Pardus                 Director (Principal Executive Officer)

/s/John R. Stevens               Vice Chairman and Director
John R. Stevens                  (Principal Accounting Officer)

/s/Clifford J. Hebert, Jr.       Treasurer and Director
Clifford J. Hebert, Jr.          (Principal Financial Officer)

/s/John D. Carney                President and Director      March 16, 1998
John D. Carney

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


Signature                      Title                         Date

EASTERN EDISON COMPANY

                                                             March 16, 1998
By/s/John R. Stevens           Vice Chairman and Director
John R. Stevens                (Principal Accounting Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Donald G. Pardus            Chairman of the Board and Director
Donald G. Pardus               (Principal Executive Officer)


/s/John R. Stevens             Vice Chairman and Director
John R. Stevens                (Principal Accounting Officer)


/s/Clifford J. Hebert, Jr.     Treasurer and Director        March 16, 1998
Clifford J. Hebert, Jr.        (Principal Financial Officer)


/s/John D. Carney              President and Director
John D. Carney

/s/Robert G. Powderly          Executive Vice President and
Robert G. Powderly             Director


  EASTERN UTILITIES ASSOCIATES AND SUBSIDIARY COMPANIES


            Item 14(a)(2).  Financial Statement Schedules


                                                                             Schedule II
Eastern Utilities Associates and Subsidiary Companies
Valuation and Qualifying Accounts
In Thousands)


        Column A                    Column B         Column C          Column D     Column E

                                                     Additions
                                                 (1)        (2)
                                   Balance at  Charged to  Charged                 Balance at
                                    Beginning  Costs and   to Other   Deductions-     End of
      Description                   of Period  Expenses    Accounts    Describe       Period

For the Year Ended December 31, 1997:
Allowance for Doubtful Accounts        $976     $1,090       $450 (a)  $1,407 (b)    $1,109



For the Year Ended December 31, 1996:
Allowance for Doubtful Accounts        $690     $1,754       $292 (a)  $1,760 (b)      $976



For the Year Ended December 31, 1995:
Allowance for Doubtful Accounts        $629     $1,217       $287 (a)  $1,443 (b)      $690


                                                                             Schedule II
Blackstone Valley Electric Company
Valuation and Qualifying Accounts
(In Thousands)


Column A                         Column B           Column C          Column D     Column E

                                      Additions
                                     (1)        (2)
                                 Balance at   Charged to  Charged                 Balance at
                                 Beginning    Costs and   to Other   Deductions-   End of
      Description                of Period    Expenses    Accounts    Describe     Period

For the Year Ended December 31, 1997:
Allowance for Doubtful Accounts    $151       $550       $332  (a)    $884  (b)     $149



For the Year Ended December 31, 1996:
Allowance for Doubtful Accounts    $127       $800       $232  (a)  $1,008  (b)     $151



For the Year Ended December 31, 1995:
Allowance for Doubtful Accounts    $125       $585       $217  (a)    $800  (b)     $127



(a)  Recoveries of accounts previously written off.
(b)  Principally Accounts Receivable written off.


                  Report of Independent Accountants



To the Trustees and Shareholders of
Eastern Utilities Associates:


Our report on the consolidated financial statements of Eastern Utilities Associates and subsidiaries has been incorporated by reference in this Form 10-K from page 44 of the 1997 Annual Report to Shareholders of Eastern Utilities Associates. In connection with our audits of such consolidated financial statements, we have also audited the related consolidated financial statement schedule listed in Item 14 (a)(2) of this Form 10-K.

In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.









                                        Coopers & Lybrand L.L.P.

Boston, Massachusetts
March 3, 1998


                   Report of Independent Accountants



To the Directors and Shareholder of
Blackstone Valley Electric Company:


Our report on the financial statements of Blackstone Valley Electric Company has been incorporated by reference in this Form 10-K from page 29 of the 1997 Annual Report of Blackstone Valley Electric Company. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14 (a)(2) of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.









                                        Coopers & Lybrand L.L.P.

Boston, Massachusetts
March 3, 1998