Form 10-Q
period 1998-03-31
EASTERN UTILITIES ASSOCIATES
filed 1998-05-15
CIK 31224

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
   Washington, D.C.  20549

          FORM 10-Q

 (Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended               March 31, 1998
                                 OR

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

    Yes...X.......No..........


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
              Class                          Outstanding at April 30, 1998
        Common Shares, $5 par value          20,435,997 shares




PART I - FINANCIAL INFORMATION

EASTERN UTILITIES ASSOCIATES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)

                                                           March 31,       December 31,
         ASSETS                                               1998            1997

         Utility Plant and Other Investments:
            Utility Plant in Service                     $ 1,075,958     $ 1,079,361
            Less:  Accumulated Provision for Depreciation
                       and Amortization                      382,546         376,722
            Net Utility Plant in Service                     693,412         702,639
            Construction Work in Progress                      9,666           5,538
                 Net Utility Plant                           703,078         708,177
            Investments in Jointly Owned Companies            71,528          69,749
            Non-Utility Plant - Net                           71,427          71,516
                 Total Plant and Other Investments           846,033         849,442
         Current Assets:
            Cash and Temporary Cash Investments               12,838           7,252
            Accounts Receivable, Net                          93,282          92,646
            Notes Receivable                                  25,013          27,693
            Fuel, Materials and Supplies                      11,402          11,201
            Other Current Assets                               9,566           7,177
                 Total Current Assets                        152,101         145,969
         Deferred Debits and Other Non-Current Assets        302,674         275,341
                 Total Assets                            $ 1,300,808     $ 1,270,752
         LIABILITIES AND CAPITALIZATION
         Capitalization:
            Common Shares, $5 Par Value                  $   102,180     $   102,180
            Other Paid-In Capital                            217,706         219,156
            Common Share Expense                              (3,931)         (3,931)
            Retained Earnings                                 58,588          56,062
                 Total Common Equity                         374,543         373,467
            Non-Redeemable Preferred Stock - Net               6,900           6,900
            Redeemable Preferred Stock - Net                  27,721          27,612
            Long-Term Debt - Net                             330,297         332,802
                 Total Capitalization                        739,461         740,781
         Current Liabilities:
            Long-Term Debt Due Within One Year                72,520          72,518
            Notes Payable                                     70,766          61,484
            Accounts Payable                                  29,983          35,036
            Taxes Accrued                                      3,709           3,063
            Interest Accrued                                   7,837           8,624
            Other Current Liabilities                         34,123          33,327
                 Total Current Liabilities                   218,938         214,052
         Deferred Credits and Other Non-Current Liabilities  175,271         152,526
         Accumulated Deferred Taxes                          167,138         163,393
                 Total Liabilities and Capitalization    $ 1,300,808     $ 1,270,752

            See accompanying notes to consolidated condensed financial statements.

EASTERN UTILITIES ASSOCIATES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In Thousands Except Number of Shares and Per Share Amounts)


                                                         Three Months Ended
                                                          March 31,
                                                         1998          1997


        Operating Revenues                          $  139,306    $  141,753
        Operating Expenses:
            Fuel                                        26,406        29,471
            Purchased Power                             27,891        32,509
            Other Operation and Maintenance             41,015        41,342
            Depreciation and Amortization               12,858        11,630
            Taxes - Other Than Income                    6,060         6,376
            Income Taxes - Current                       2,118         8,915
                         - Deferred (Credit)             4,467        (4,696)
                  Total                                120,815       125,547
        Operating Income                                18,491        16,206
        Other Income - Net                               2,758         4,429
        Income Before Interest Charges                  21,249        20,635
        Interest Charges:
            Interest on Long-Term Debt                   7,682         8,226
            Other Interest Expense                       1,971         1,594
            Allowance for Borrowed Funds Used
              During Construction (Credit)                 (96)         (240)
        Net Interest Charges                             9,557         9,580
        Net Income                                      11,692        11,055
        Preferred Dividends of Subsidiaries                576           576
        Consolidated Net Earnings                   $   11,116    $   10,479

        Weighted Average Number of
          Common Shares Outstanding                 $20,435,997   $20,435,997
        Consolidated Basic and Diluted Earnings
          Per Average Common Share                  $     0.54    $     0.51

        Dividends Paid                              $    0.415    $    0.415



  See accompanying notes to consolidated condensed financial statements.


EASTERN UTILITIES ASSOCIATES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                                 Three Months Ended
                                                                     March 31,
                                                                 1998          1997

    CASH FLOW FROM OPERATING ACTIVITIES:
    Net Income                                               $   11,692     $ 11,055
    Adjustments to Reconcile Net Income
       to Net Cash Provided from Operating Activities:
          Depreciation and Amortization                          14,386       13,153
          Deferred Taxes                                          4,175       (4,600)
          Non-cash Expenses on Sales of Investments
            in Energy Savings Projects                            1,730        2,652
          Investment Tax Credit, Net                               (391)        (300)
          Allowance for Funds Used During Construction              (40)         (46)
          Collections and sales of project notes and leases rec.  4,145        2,605
          Other - Net                                            (5,325)         337
    Change in Operating Assets and Liabilities                   (3,943)       3,024
    Net Cash Provided From Operating Activities                  26,429       27,880

    CASH FLOW FROM INVESTING ACTIVITIES:
       Construction Expenditures                                (16,130)      (20,373
       Collections on Notes and Lease Receivables of EUA Cogenex    744        2,922
       Increase in Other Investments                             (3,157)        (107)
    Net Cash (Used in) Investment Activities                    (18,543)      (17,558

    CASH FLOW FROM FINANCING ACTIVITIES:
       Redemptions:
          Long-Term Debt                                         (2,525)      (3,022)
       EUA Common Share Dividends Paid                           (8,481)      (8,482)
       Subsidiary Preferred Dividends Paid                         (576)        (576)
       Net Increase (Decrease) in Short-Term Debt                 9,282       (4,675)
    Net Cash Used in Financing Activities                        (2,300)      (16,755
    Net Increase (Decrease) in Cash and Temporary Cash Invest.    5,586       (6,433)

    Cash and Temporary Cash Investments at Beginning of Period    7,252       12,455

    Cash and Temporary Cash Investments at End of Period     $   12,838     $  6,022

    Supplemental disclosures of cash flow information:
       Cash paid during the period for:
          Interest (Net of Capitalized Interest)             $    9,885     $ 10,086
          Income Taxes                                       $    7,599     $  7,263
    Supplemental schedule of non-cash investing activities:
       Conversion of Investments in Energy Savings
         Projects to Notes and Leases Receivable             $      735     $  2,189



 See accompanying notes to consolidated condensed financial statements.

                            EASTERN UTILITIES ASSOCIATES
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


     The accompanying Notes should be read in conjunction with the Notes to Consolidated Financial Statements incorporated in the Eastern Utilities Associates (EUA or the Company) 1997 Annual Report on Form 10-K.

Note A -In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. The year-end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required under generally accepted accounting principles.

          As more fully discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations", customer choice of electricity supplier commenced on January 1, 1998 and March 1, 1998 for EUA's Rhode Island and Massachusetts retail distribution customers, respectively. Coincident with retail access, Montaup Electric Company (Montaup), EUA's generation and transmission company, began billing its affiliated EUA electric distribution companies, Blackstone Valley Electric Company (Blackstone) and Newport Electric Corporation (Newport), in Rhode Island, and Eastern Edison Company (Eastern Edison), in Massachusetts, a contract termination charge (CTC). The CTC permits Montaup to recover, among other things, its above market investment in generation assets over a period of twelve years, a period shorter than the expected useful lives of these assets. As a result, Montaup is deferring revenue in an amount equal to the difference between depreciation expense recorded pursuant to generally accepted accounting principles and the level of asset recovery included in the CTC. In addition, provisions of the CTC formula require Montaup to accrue and/or defer revenues related to recovery of certain of its generation-related expenses.

          Effective January 1, 1998, EUA adopted the Financial Accounting Standards Board's Statement No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components (revenues, expenses, gains, and losses) in a set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income of EUA is immaterial and therefore no recognition is required.

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

Note C -     Commitments and Contingencies:

Recent Nuclear Regulatory Commission (NRC) Actions

          General:

     Recent actions by the NRC indicate that the NRC has become more critical and active in its oversight of nuclear power plants. EUA is unable to predict at this time, what, if any, ramifications these NRC actions will have on any of the other nuclear power plants in which Montaup has an ownership interest or power contract.

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

     On April 8, 1998, Northeast announced that Millstone 3 was ready for NRC inspection indicating that virtually all of the restart-required physical work had been completed. Various independent inspections are required prior to restart. EUA cannot predict when the plant will be restarted.

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

     The non-operating owners of Millstone 3 claim that Northeast and its subsidiaries failed to comply with NRC regulations, failed to operate the facility in accordance with good utility operating practice and attempted to conceal their activities from the non-operating owners and the NRC. The arbitration and lawsuits seek to recover costs associated with replacement power and operation and maintenance (O&M) costs resulting from the shutdown of Millstone 3. The non-operating owners conservatively estimate that their losses will exceed $200 million.

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

Maine Yankee:

     On August 6, 1997, as the result of an economic evaluation, the Maine Yankee Board of Directors voted to permanently close that nuclear plant. Montaup has a 4.0% equity ownership in Maine Yankee.

On November 5, 1997, Maine Yankee submitted a rate filing to the FERC to provide for recovery of its costs during the decommissioning period. The filing provides for the investment in plant, nuclear fuel and associated facilities to continue to be recovered through October 2008.

     On November 6, 1997, Maine Yankee submitted an estimate of its costs to the FERC reflecting the fact that the plant was no longer operating and had entered the decommissioning phase. On January 14, 1998, the FERC accepted the new rates, subject to refund, and amounts of Maine Yankee's collections for decommissioning. FERC also granted intervention requests and ordered a public hearing on the prudency of Maine Yankee's decision to shut down the plant and on the reasonableness of the proposed rate amendments.

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

     On November 28, 1997, the Secondary Purchasers sent a Notice of Initiation of Arbitration to the equity owners of Maine Yankee. On December 15, 1997, the equity owners as a group filed at FERC a Complaint and Petition for Investigation, Contract Modification, and Declaratory Order. On April 7, 1998, a Maine judge denied the Secondary Purchasers' motion to compel arbitration and indicated the jurisdictional question should be first decided by FERC. On April 15, 1998, the Secondary Purchasers notified FERC of the judge's decision and asked for expedited action on the pending complaint against them for non payment. The equity owners are seeking an order from FERC declaring that the Secondary Purchasers remain responsible for payments due under the Purchase Contracts and directing the Secondary Purchasers to make such payments. The equity owners also seek a modification of the Secondary Purchase Contracts to extend the termination date or otherwise to ensure that the equity owners may fully recover from the Secondary Purchasers a share of the costs of shutting down and decommissioning the Maine Yankee plant that is proportionate to the Secondary Purchasers' entitlements to energy from the plant. Management does not believe that this contract issue will have a material effect on EUA's future operating results or financial position and cannot predict its ultimate outcome at this time.

Department of Energy Actions:

               In addition to its 4.0% equity ownership in Maine Yankee, Montaup also has a 4.5% equity ownership interest in both the Yankee Atomic and Connecticut Yankee nuclear generating stations. Both of these facilities have permanently ceased power generation operations and are in the process of decommissioning the sites.

               In early 1998, Yankee Atomic, Maine Yankee and Connecticut Yankee, individually, as well as a number of other utilities, filed suit in federal appeals court seeking a court order to require the Department of Energy (DOE) to immediately establish a program for the disposal of spent nuclear fuel. Yankee Atomic and Connecticut Yankee are also seeking damages of approximately $70 million and $90 million, respectively. Under the Nuclear Waste Policy Act of 1992, the DOE was to provide for the disposal of radioactive wastes and spent nuclear fuel starting in 1998 and has collected funds from owners of nuclear facilities to do so. On February
19, 1998, Maine Yankee also filed a petition in the U.S. Court of Appeals seeking to compel the Department of Energy to remove and dispose of the spent fuel at the Maine Yankee site. Under their Standard Contract, the DOE had a deadline for beginning the removal process at all nuclear plants on January 31, 1998, which was not met. On May 5, 1998, the Court of Appeals denied several motions brought in the proceeding, including several motions for injunctive relief brought by the utility petitioners. In particular, the Court denied the requests to require the DOE to immediately establish a program for the disposal of spent nuclear fuel. Management cannot predict the ultimate outcome of this issue.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following is Management's discussion and analysis of certain significant factors affecting the Company's earnings and financial condition for the interim periods presented in this Form 10-Q.

Overview

     Consolidated net earnings for the first quarter of 1998 were $11.1
million compared to first quarter 1997 net earnings of $10.5 million.   Net
Earnings contributions by Business Unit for the first three months of 1998 and 1997 were as follows (in thousands):

                        Three Months Ended March 31,

                                   1998      1997
     Core Electric Business     $11,890     $10,901
     Energy Related Business       (428)       (510)
     Corporate                     (346)         88
          Consolidated          $11,116     $10,479


     The increase in the net earnings contribution of the Core Electric Business in the first quarter of 1998 was primarily due to increased base revenues resulting largely from a 0.7% increase in electricity sales in this year's first quarter and revenues which were accrued pursuant to approved settlement agreements. The 0.7% increase was led by a 5.4% increase in sales to industrial customers signaling an improvement in economic conditions in the Company's service territory.

     Net Earnings of our Energy Related Business Unit increased by approximately $100,000 in the first quarter of 1998 as compared to the same period of a year ago. EUA Cogenex operated at a loss of approximately $240,000 in the first quarter of 1998, an improvement of approximately $400,000 from its first quarter 1997 operating loss. The 1997 operating loss included a first quarter 1997 net gain of approximately $500,000 resulting from a change in EUA Cogenex pension and post-retirement welfare benefit plans. Losses incurred by the BIOTEN partnership and Transcapacity L.P. aggregated approximately $900,000 for the quarter, approximately $100,000 less than the losses incurred in the first quarter of 1997.

     Net Earnings of the Corporate Business Unit decreased by approximately $400,000. This change is due primarily to an increase in general business reserves for certain claims recorded by EUA, the parent company, in the first quarter of 1998.

Operating Revenues

     Operating Revenues for the first three months of 1998 decreased by approximately $2.4 million to approximately $139.3 million when compared to the same period of 1997. Operating Revenues by Business Unit for the first quarter of 1998 and 1997 were as follows (in thousands):

               Three Months Ended March 31,

                                  1998          1997
     Core Electric Business     $126,590     $128,224
     Energy Related Business      12,716       13,529
     Corporate                         0            0
          Consolidated          $139,306     $141,753

     Core Electric Business revenues decreased approximately $1.6 million due primarily to decreased recoveries of fuel, purchased power and conservation and load management (C&LM) expenses aggregating approximately $7.3 million and rate reductions pursuant to electric industry restructuring legislation and approved settlements agreements. Offsetting these decreases somewhat were 1.3% base rate increases for Blackstone and Newport effective January 1, 1998 pursuant to the Rhode Island Utility Restructuring Act of 1996 (URA), increased retail kilowatthour sales and revenues accrued pursuant to approved settlement agreements.

     EUA Cogenex revenues, which account for nearly all of the Energy Related Business Unit revenues, decreased by approximately $800,000 due primarily to decreased revenue of EUA Cogenex-West and Cogenex partnerships aggregating approximately $2 million and decreased project sales at the Cogenex Division of approximately $400,000 offset by increased revenue of EUA Citizens Corporation of approximately $1.5 million.

Operating Expenses

     Fuel expense of the Core Electric Business for the first quarter of 1998 decreased from that of the same period in 1997 by approximately $3.1 million or 10.4%. Nuclear units provided a greater share of system requirements and a 14% decrease in the cost of fossil fuels resulted in a 15% decrease in average fuel costs.

     Purchased Power expense for the first quarter of 1998 decreased approximately $4.6 million or 14.2% as compared to last year's first quarter. Lower costs billed to Montaup by Maine Yankee, Connecticut Yankee, and Ocean State Power in 1998's first quarter were primarily responsible for this change.

     Other Operation and Maintenance (O&M) expenses for the quarter ended March 31, 1998 decreased approximately $300,000 or less than 1% from the same period in 1997 due to the following: Direct expenses of the Core and Corporate Business units increased by approximately $800,000 in this year's first quarter due primarily to increased customer accounts and increased legal expenses.

     Indirect expenses, items in which we have limited short-term control or items which are fully recovered in rates, increased by approximately $100,000 in the first quarter of 1998 as compared to the same period of 1997.

     Expenses of the Energy Related Business unit decreased by approximately $1.3 million for the period. This decrease is primarily due to decreased expenses at EUA Cogenex of approximately $1.6 million as a result of decreased operating activity and on going cost control efforts, offset by increased expenses at EUA Transcapacity of approximately $200,000.

Income Taxes

     EUA's effective tax rate for the quarter ended March 31, 1998 was approximately 40.1% compared to 35.3% for the same period of a year ago. Provisions of restructuring settlement agreements which require the acceleration of the catch-up of deferred tax deficiencies created under prior regulatory practices are primarily responsible for this change.

Depreciation and Amortization Expense

     Depreciation and Amortization expense increased approximately $1.2 million or 10.6% in the first quarter of 1998 when compared to last year's first quarter due largely to increased Core Electric plant in service and increased depreciation at EUA Cogenex.

Other Income and (Deductions) - Net

     Other Income and (Deductions) - Net decreased by approximately $1.7 million in this year's first quarter. This decrease is due primarily to an increase in general business reserves for certain claims recorded by EUA, the parent company, in this year's first quarter and to the non-recurrence of interest income recorded in last year's first quarter related to the favorable resolution of a Massachusetts corporate income tax dispute.

Liquidity and Sources of Capital

     The EUA System's need for permanent capital is primarily related to investments in facilities required to meet the needs of its existing and future customers.

     Traditionally, cash construction requirements not met with internally generated funds are financed through short-term borrowings which are ultimately funded with permanent capital. In July 1997, several EUA System companies entered into a three-year revolving credit agreement allowing for borrowings in aggregate of up to $120 million. As of March 31, 1997, various financial institutions have committed up to $75 million under the revolving credit facility. Outstanding short-term debt at March 31, 1998 and December 31, 1997 by Business Unit was as follows (in thousands):

                              March 31, 1998      December 31, 1997
     Core Electric Business      $10,360             $ 7,075
     Energy Related Business      44,496              44,609
     Corporate                    15,910               9,800
          Consolidated           $70,766             $61,484

     For the three months ended March 31, 1998, internally generated funds amounted to approximately $25.8 million while the EUA System's cash construction requirements amounted to approximately $16.1 million for the same period. Various laws, regulations and contract provisions limit the use of EUA's internally generated funds such that the funds generated by one subsidiary are not generally available to fund the operations of another subsidiary.

     In March 1998, EUA's Board of Trustees authorized the repurchase of up to $3 million of EUA's outstanding common shares. The program authorizes EUA to purchase shares from time to time in the open market or through privately negotiated transactions in conformity with the rules of the Securities and Exchange Commission.

Electric Utility Industry Restructuring

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

     Legislation in both Rhode Island and Massachusetts along with approved electric utility industry restructuring settlement agreements in both states and at the federal level, provided EUA's Rhode Island and Massachusetts electric customers with choice of electricity supplier and immediate rate reductions commencing January 1, 1998 and March 1, 1998, respectively. Until a customer chooses an alternative supplier, that customer will receive standard offer service. Blackstone and Newport are required to arrange for standard offer service through December 31, 2009 and Eastern Edison must arrange for this service through 2004. Montaup has guaranteed standard offer supply at a fixed price schedule for the duration of the standard offer periods. The guaranteed standard offer price will increase over time to encourage customers to leave standard offer service and enter the competitive power supply market. Under the approved settlement agreements, Blackstone, Newport and Eastern Edison agreed to subject their standard offer requirements to a competitive bidding process in which competitive suppliers would bid against the guaranteed price offered by Montaup. The competitive process was completed in April, and resulted in none of the standard offer requirements being awarded to competitive suppliers. Montaup will therefore continue to provide the unawarded standard offer requirement at the indicated fixed price schedule. This wholesale standard offer service will be assigned proportionately to purchasers of Montaup's generating capacity.

     Provisions of the approved settlement agreements also allowed Montaup to replace its all-requirements wholesale contracts with its affiliated retail distribution companies with a contract termination charge (CTC) which permits Montaup to recover, among other things, its above market investments and commitments in generation assets. Montaup began billing the CTC coincident with retail access and the distribution companies are recovering the CTC through a non-bypassable transition access charge to all of their distribution customers.

     As part of the approved settlement agreements, Montaup agreed to divest its entire generation portfolio. The net proceeds of the sale, as defined in the settlement agreements, will be used to mitigate Montaup's CTC to its retail affiliates via a Residual Value Credit (RVC). The RVC will reduce the fixed component of the CTC for the net proceeds, with a return, in equal annual amounts over the period commencing on the date the RVC is implemented through December 31, 2009. See Divestiture below.

     For a more detailed discussion of electric industry restructuring, refer to EUA's 1997 Annual Report on Form 10K.

Massachusetts Referendum

     The Office of the Attorney General has certified a referendum petition to repeal the Electric Industry Restructuring Act (the Act) as a matter appropriate for a referendum initiative. The Act was signed into law in November 1997. A petition was filed with the Election Division of the Office of the Secretary of State in February 1998. A question on repealing the Act will be presented to voters on the November 1998 ballot. EUA and the electric industry in Massachusetts are actively opposing repeal. Management cannot predict the outcome of the November ballot question.

Divestiture

     Montaup began marketing its entire generation portfolio in July 1997, and subsequently received bids from a number of potential purchasers. On January 23, 1998, based on a review of the offers and discussions with potential purchasers, Montaup announced that it was reopening the sales process on the majority of its generating assets and expects to execute purchase and sale agreements by mid 1998. In March 1998, Montaup announced it would combine the marketing of its 50% share (approximately 290 mw) in Unit 2 of the Canal Generating station on Cape Cod with sales efforts of the plant's co-owner and operator, Canal Electric Company. By doing this, potential purchasers are offered an expandable site that includes 1,100 mw of existing generating capacity, an excellent operating record and the capability of burning either natural gas or oil as a fuel. In April 1998, EUA announced the signing of agreements for the transfer of power purchase contracts for approximately 160 mw between Montaup and Ocean State Power and the sale of two diesel-powered generating units (totaling approximately 16 mw) owned by Newport. Both the transfer of the power contracts and sale of the diesel generating units are subject to regulatory approval.

EUA Cogenex Sale Negotiations

     In March 1998, EUA announced that it had entered into exclusive negotiations with an unnamed potential purchaser for the sale of EUA's energy
services subsidiary, EUA Cogenex.   On May 7, 1998, EUA announced that it had
ceased discussions on the potential sale. With its industry leadership position, over 1,000 customers, a substantial book of business for 1998 and the increasing consumer demand for efficiency services, EUA felt that continued discussion with the unnamed potential purchaser would not maximize shareholder value. EUA believes that Cogenex is a valuable asset to EUA and, under the right conditions, could be of even more value to a national power marketer, facilities service company or equipment supplier. The immediate plans for EUA Cogenex are to continue the efforts that proved successful in 1997.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

     See "Note C - Commitments and Contingencies: Recent Nuclear Regulatory Commission (NRC) Actions" for a discussion of pending legal actions involving several of the nuclear plants in which Montaup has an ownership interest.

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

Item 5.     Other Information

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

     To give market participants more choice and to foster competition, the restructured NEPOOL proposes the unbundling of electric service in the NEPOOL control area. The restructured NEPOOL calls for the development of competitive wholesale markets for installed capability, operable capability, energy, automatic generation control, and reserves. These wholesale products will be market priced based on bid clearing pricing rather than the current cost-based pricing. Market participants will be able to meet their responsibility for these products by buying or selling these various services through bilateral transactions or through the regional power exchange that will be administered through the ISO. The installed capability market was implemented in April of 1998, and the operable capability, energy, automatic generation control and the reserve markets are expected to start during the fourth quarter of 1998.

     In general, the EUA System companies support the changes to NEPOOL because much of the cross-subsidies for sharing costs will be eliminated. These changes will have an impact on the Company's operating revenues and costs as NEPOOL transitions from a cost based to a bid based system.

Item 6.     Exhibits and Reports on Form 8-K

     (a)     Exhibits - None

     (b) Reports on Form 8-K - On March 24, 1998, the Registrant filed a current report on Form 8-K with respect to Item 5 (Other Events).

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Eastern Utilities Associates
                                 (Registrant)



Date:  May 15, 1998            /s/Clifford J. Hebert, Jr.
                               Clifford J. Hebert, Jr.
                              (on behalf of the Registrant and
                               as Principal Financial Officer)