Form 10-Q
period 1998-06-30
EASTERN UTILITIES ASSOCIATES
filed 1998-08-13
CIK 31224

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
   Washington, D.C.  20549

          FORM 10-Q

 (Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended               June 30, 1998
                                 OR

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

    Yes...X.......No..........


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
              Class                          Outstanding at July 31, 1998
        Common Shares, $5 par value          20,435,997 shares




PART I - FINANCIAL INFORMATION

EASTERN UTILITIES ASSOCIATES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)

                                                            June 30,       December 31,
     ASSETS                                                  1998            1997


         Utility Plant and Other Investments:
            Utility Plant in Service                     $ 1,077,538     $ 1,079,361
            Less:  Accumulated Provision for Depreciation
                       and Amortization                      391,396         376,722
            Net Utility Plant in Service                     686,142         702,639
            Construction Work in Progress                     11,931           5,538
                 Net Utility Plant                           698,073         708,177
            Investments in Jointly Owned Companies            71,611          69,749
            Non-Utility Plant - Net                           66,262          71,516
                 Total Plant and Other Investments           835,946         849,442
         Current Assets:
            Cash and Temporary Cash Investments                8,812           7,252
            Accounts Receivable, Net                          91,650          92,646
            Notes Receivable                                  24,241          27,693
            Fuel, Materials and Supplies                      10,781          11,201
            Other Current Assets                              10,364           7,177
                 Total Current Assets                        145,848         145,969
         Deferred Debits and Other Non-Current Assets        303,291         275,341
                 Total Assets                            $ 1,285,085     $ 1,270,752
         LIABILITIES AND CAPITALIZATION
         Capitalization:
            Common Shares, $5 Par Value                  $   102,180     $   102,180
            Other Paid-In Capital                            218,089         219,156
            Common Share Expense                              (3,931)         (3,931)
            Retained Earnings                                 55,889          56,062
                 Total Common Equity                         372,227         373,467
            Non-Redeemable Preferred Stock - Net               6,900           6,900
            Redeemable Preferred Stock - Net                  27,813          27,612
            Long-Term Debt - Net                             324,103         332,802
                 Total Capitalization                        731,043         740,781
         Current Liabilities:
            Long-Term Debt Due Within One Year                52,457          72,518
            Notes Payable                                     87,244          61,484
            Accounts Payable                                  28,135          35,036
            Taxes Accrued                                      2,878           3,063
            Interest Accrued                                   9,068           8,624
            Other Current Liabilities                         27,546          33,327
                 Total Current Liabilities                   207,328         214,052
         Deferred Credits and Other Non-Current Liabilities  177,637         152,526
         Accumulated Deferred Taxes                          169,077         163,393
                 Total Liabilities and Capitalization    $ 1,285,085     $ 1,270,752

            See accompanying notes to consolidated condensed financial statements.

EASTERN UTILITIES ASSOCIATES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In Thousands)


                                           Three Months Ended          Six Months Ended
                                               June 30,                   June 30,
                                           1998         1997          1998         1997

Operating Revenues                     $  130,046    $  138,856   $  269,352    $  280,609
Operating Expenses:
    Fuel                                   23,473        23,663       49,879        53,134
    Purchased Power                        27,942        30,207       55,833        62,716
    Other Operation and Maintenance        44,132        52,356       85,147        93,698
    Early Retirement Offer                      0         1,416                      1,416
    Depreciation and Amortization          13,125        11,494       25,983        23,124
    Taxes - Other Than Income               5,755         5,963       11,815        12,339
    Income Taxes - Current                     42         2,602        2,160        11,517
                 - Deferred (Credit)        3,045          (172)       7,512        (4,868)
          Total                           117,514       127,529      238,329       253,076
Operating Income                           12,532        11,327       31,023        27,533
Other Income - Net                          2,983         4,972        5,741         9,401
Income Before Interest Charges             15,515        16,299       36,764        36,934
Interest Charges:
    Interest on Long-Term Debt              7,452         8,193       15,134        16,419
    Other Interest Expense                  1,745         1,838        3,716         3,432
    Allowance for Borrowed Funds Used
      During Construction (Credit)           (132)         (242)        (228)         (482)
Net Interest Charges                        9,065         9,789       18,622        19,369
Net Income                                  6,450         6,510       18,142        17,565
Preferred Dividends of Subsidiaries           577           577        1,153         1,153
Consolidated Net Earnings              $    5,873    $    5,933   $   16,989    $   16,412


Weighted Average Number of
  Common Shares Outstanding            20,435,997     20,435,997   20,435,997    20,435,997
Consolidated Basic and Diluted Earnings Per
  Average Common Share                 $     0.29    $     0.29   $     0.83    $     0.80

Dividends Paid                         $    0.415    $    0.415   $     0.83    $     0.83

See accompanying notes to consolidated condensed financial statements.

EASTERN UTILITIES ASSOCIATES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
    (In Thousands)

                                                                  Six Months Ended
                                                               June 30,
                                                                 1998          1997

    CASH FLOW FROM OPERATING ACTIVITIES:
    Net Income                                               $   18,142     $ 17,565
    Adjustments to Reconcile Net Income
       to Net Cash Provided from Operating Activities:
          Depreciation and Amortization                          28,229       26,206
          Deferred Taxes                                          7,156       (4,753)
          Non-cash Expenses on Sales of Investments
            in Energy Savings Projects                            6,314        9,809
          Investment Tax Credit, Net                               (782)        (601)
          Allowance for Funds Used During Construction              (52)         (59)
          Collections and Sales of Project Notes and Leases Re    7,661        4,690
          Other - Net                                           (10,723)      (2,186)
    Change in Operating Assets and Liabilities                  (10,067)      (8,230)
    Net Cash Provided From Operating Activities                  45,878       42,441

    CASH FLOW FROM INVESTING ACTIVITIES:
       Construction Expenditures                                (26,744)      (34,068
       Collections on Notes and Lease Receivables of EUA Cogenex  6,842        6,560
       Increase in Other Investments                             (3,323)        (221)
    Net Cash (Used in) Investment Activities                    (23,225)      (27,729

    CASH FLOW FROM FINANCING ACTIVITIES:
       Redemptions:
          Long-Term Debt                                        (28,738)      (5,734)
       EUA Common Share Dividends Paid                          (16,962)      (16,962
       Subsidiary Preferred Dividends Paid                       (1,153)      (1,153)
       Net Increase in Short-Term Debt                           25,760        4,257
    Net Cash (Used in) Financing Activities                     (21,093)      (19,592
    Net Increase (Decrease) in Cash and Temporary Cash Invest.    1,560       (4,880)

    Cash and Temporary Cash Investments at Beginning of Period    7,252       12,455

    Cash and Temporary Cash Investments at End of Period     $    8,812     $  7,575

    Supplemental disclosures of cash flow information:
       Cash paid during the period for:
          Interest (Net of Capitalized Interest)             $   16,826     $ 18,692
          Income Taxes                                       $   10,710     $ 14,499
    Supplemental schedule of non-cash investing activities:
       Conversion of Investments in Energy Savings
         Projects to Notes and Leases Receivable             $      966     $  3,114


 See accompanying notes to consolidated condensed financial statements.

                    EASTERN UTILITIES ASSOCIATES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     The accompanying Notes should be read in conjunction with the Notes to Consolidated Financial Statements incorporated in the Eastern Utilities Associates (EUA or the Company) 1997 Annual Report on Form 10-K and the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998.

Note A -  In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments
         (consisting of only normal recurring accruals) necessary to present fairly its financial position as of June 30, 1998 and December 31,
          1997, and the results of operations for the three and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997. The year-end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required under generally accepted accounting principles.

          As more fully discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations," customer choice of electricity supplier commenced on January 1, 1998 and March 1, 1998 for EUA's Rhode Island and Massachusetts retail distribution customers, respectively. Coincident with retail access, Montaup Electric Company (Montaup), EUA's generation and transmission company, began billing its affiliated EUA electric distribution companies, Blackstone Valley Electric Company (Blackstone) and Newport Electric Corporation (Newport), in Rhode Island, and Eastern Edison Company (Eastern Edison), in Massachusetts, a contract termination charge (CTC).

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

          In March 1998, The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting For the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1), effective in 1999. SOP 98-1 provides specific guidance on whether to capitalize or expense costs within its scope. The Company does not expect SOP 98-1 to have a material impact on its financial position or results of operations.

          In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Actives," which is effective in 2000. This statement requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial positions and the measurement of those instruments at fair value. The Company does not expect SFAS 133 to have a material impact on its financial position or results of operations.

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

Note B - Results shown for the respective interim periods being reported herein are not necessarily indicative of results to be expected for the fiscal years due to seasonal factors which are inherent in electric utilities in New England. A greater proportionate amount of revenues is earned in the first and fourth quarters (winter season) of most years because more electricity is sold due to weather conditions, fewer day-light hours, etc.

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

       Millstone 3:

       Montaup has a 4.01% ownership interest in Millstone 3, an 1154-megawatt
       (mw) nuclear unit that is jointly owned by a number of New England utilities, including subsidiaries of Northeast Utilities (Northeast). Subsidiaries of Northeast are the lead participants in Millstone 3. On March 30, 1996, it was necessary to shut down the unit following an engineering evaluation which determined that four safety-related valves would not be able to perform their design function during certain postulated events.

       In October 1996, the Nuclear Regulatory Commission (NRC), which had raised numerous issues with respect to Millstone 3 and certain of the other nuclear units in which Northeast and its subsidiaries, either individually or collectively, have the largest ownership shares, informed Northeast that it was establishing a Special Projects Office to oversee inspection and licensing activities at Millstone. The Special Projects Office was responsible for (1) licensing and inspection activities at Northeast's Connecticut plants, (2) oversight of an Independent Corrective Action Verification Program (ICAVP), (3) oversight of Northeast's corrective actions related to safety issues involving employee concerns, and (4) inspections necessary to implement NRC oversight of the plants' restart activities. Also, the NRC directed Northeast to submit a plan for disposition of safety issues raised by employees and retain an independent third-party to oversee implementation of this plan.

       On April 8, 1998, Northeast announced that Millstone 3 was ready for NRC inspection indicating that virtually all of the restart-required physical work had been completed. On June 29, 1998, the NRC authorized Northeast to begin restart activities of Millstone 3. The authorization was given after the NRC staff verified that several final technical an d programmatic issues were resolved. Millstone 3 was restarted during the first week of July and on July 14, 1998 Millstone 3 returned to full power operations. The NRC will continue to closely monitor Millstone 3's performance.

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

       The non-operating owners of Millstone 3 claim that Northeast and its subsidiaries failed to comply with NRC regulations, failed to operate the facility in accordance with good utility operating practice and attempted to conceal their activities from the non-operating owners and the NRC. The arbitration and lawsuits seek to recover costs associated with replacement power and operation and maintenance (O&M) costs resulting from the shutdown of Millstone 3. The non-operating owners conservatively estimate that their losses will exceed $200 million.
       In December 1997, Northeast filed a motion to dismiss the non-operating owner's claims, or alternatively to stay the pending arbitration. These requests were denied in July 1998.

       Montaup pays its share of Millstone 3's O&M expenses on a reservation of right basis. The fact that Montaup makes payment for these expenses is not an admission of financial responsibility for expenses incurred or to be incurred due to the outage.

       EUA cannot predict the ultimate outcome of legal proceedings brought against CL&P, WMECO and Northeast or the impact which they may have on Montaup and the EUA system.

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

       On November 6, 1997, Maine Yankee submitted an estimate of its costs to the FERC reflecting the fact that the plant was no longer operating and had entered the decommissioning phase. On January 14, 1998, the FERC accepted the new rates, subject to refund, and amounts of Maine Yankee's collections for decommissioning. FERC also granted intervention requests and ordered a public hearing on the prudency of Maine Yankee's decision to shut down the plant and on the reasonableness of the proposed rate amendments. On May 20, 1998, FERC issued a schedule which set the discovery and testimony phase of this case through the remainder of 1998 with a settlement conference scheduled for February 15, 1999, and a hearing scheduled for April 1, 1999.

       On August 4, 1998, the Maine Yankee Board of Directors selected Stone & Webster Engineering Corporation to execute a $250 million contract for the decommissioning and decontamination of Maine Yankee. The decommissioning plan includes an option for Stone & Webster to repower the Maine Yankee site with a gas-fired plant.

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

       On November 28, 1997, the Secondary Purchasers sent a Notice of Initiation of Arbitration to the equity owners of Maine Yankee. On December 15, 1997, the equity owners as a group filed at FERC a Complaint and Petition for Investigation, Contract Modification, and Declaratory Order. On April 7, 1998, a Maine judge denied the Secondary Purchasers' motion to compel arbitration and indicated the jurisdictional question should be first decided by FERC. On April 15, 1998, the Secondary Purchasers notified FERC of the judge's decision and asked for expedited action on the pending complaint against them for non-payment. The equity owners are seeking an order from FERC declaring that the Secondary Purchasers remain responsible for payments due under the Purchase Contracts and directing the Secondary Purchasers to make such payments.

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

       In early 1998, Yankee Atomic, Maine Yankee and Connecticut Yankee, individually, as well as a number of other utilities, filed suit in federal appeals court seeking a court order to require the Department of Energy (DOE) to immediately establish a program for the disposal of spent nuclear fuel. Yankee Atomic and Connecticut Yankee are also seeking damages of approximately $70 million and $90 million, respectively. Under the Nuclear Waste Policy Act of 1992, the DOE was to provide for the disposal of radioactive wastes and spent nuclear fuel starting in 1998 and has collected funds from owners of nuclear facilities to do so. On February 19, 19 98, Maine Yankee also filed a petition in the U.S. Court of Appeals seeking to compel the Department of Energy to remove and dispose of the spent fuel at the Maine Yankee site. Under their Standard Contract, the DOE had a deadline for beginning the removal process at all nuclear plants on January 31, 1998, which was not met. On M ay 5, 1998, the Court of Appeals denied several motions brought in the proceeding, including several motions for injunctive relief brought by the utility petitioners. In p articular, the Court denied the requests to require the DOE to immediately establish a program for the disposal of spent nuclear fuel. On June 3, 1998, Maine Yankee filed a lawsuit against the DOE for $128 million in the U.S. Court of Claims for damages as a result of the DOE's refusal to accept the spent nuclear fuel. Management cannot predict the ultimate outcome of this issue.

       Massachusetts Referendum:

       See Item 2. Managements's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of a referendum in Massachusetts to repeal deregulation legislation that will be presented to voters on the November 1998 ballot.

       Other

       EUA is continually evaluating the strategic alternatives available to the Company to maximize shareholder value, including potential combinations and alliances involving other investor-owned utility companies, as well as other companies engaged in the sale at retail or wholesale of electricity, natural gas and related products and services. Such combinations and alliances have become more prevalent in the utility industry over the last few years. A possible outcome of such activity is that EUA may acquire other companies or may itself be acquired. EUA's policy prohibits management from commenting on any possible merger, acquisition, or other strategic alliances prior to the time that the law requires public disclosure. Consequently, EUA may engage in preliminary discussions or negotiations at any time, without disclosing their existence, that could subsequently lead to public announcement. EUA has engaged Salomon Smith Barney to assist it in the evaluation of its strategic alternatives and has determined to offer its subsidiary, EUA Cogenex Corporation, for sale with Salomon Smith Barney providing advice with respect to the possible sale. There can be no assurance that EUA will consummate a sale of Cogenex or any other strategic alternatives which may be evaluated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following is Management's discussion and analysis of certain significant factors affecting the Company's earnings and financial condition for the interim periods presented in this Form 10-Q.

Overview

     Consolidated Net Earnings for the quarter ended June 30, 1998 were $5.9 million, relatively unchanged compared to the second quarter of 1997. The second quarter 1997 results include the impacts of an early retirement offer which resulted in a $1.4 million (approximately $900,000 after-tax) charge to second quarter 1997 earnings. Net Earnings contributions by Business Unit for the second quarter of 1998 and 1997 were as follows (000's):

                                                           Increase
                                         1998       1997  (Decrease)
    Core Electric Business             $6,218     $7,022    $(804)
    Energy Related Business              (458)     (182)     (276)
    Corporate                             113       (14)      127
       Subtotal                         5,873     6,826      (953)
    June 1997 Early Retirement Offer               (893)      893
       Consolidated                    $5,873    $5,933      $(60)

    The earnings contribution of the Core Electric Business Unit decreased approximately $800,000 due primarily to a second quarter 1998 adjustment to unbilled revenue resulting from restructured rates. The earnings impacts of rate reductions effective with retail access were offset by decreased jointly owned unit expenses, increased retail kilowatthour (kWh) sales of 1.7% and accrued revenues pursuant to restructuring settlement agreements.

    Net Losses of the Energy Related Business Unit increased by approximately $300,000 in the second quarter of 1998 as compared to the same period of a year ago primarily due to increased losses incurred by the BIOTEN partnership.

    The Corporate Business Unit Net Earnings for the second quarter of 1998 compared to the same period in 1997 increased by approximately $100,000 due primarily to increased intercompany interest income.

    Consolidated Net Earnings for the six months ended June 30, 1998 were approximately $17.0 million compared to $16.4 million for the same period of 1997. Net Earnings contributions by Business Unit for the first six months of 1998 and 1997 were as follows (000's):

                                                             Increase
                                         1998        1997   (Decrease)
    Core Electric Business            $18,108     $17,923     $185
    Energy Related Business              (886)      (692)     (194)
    Corporate                            (233)         74     (307)
       Subtotal                        16,989      17,305     (316)
    June 1997 Early Retirement Offer                 (893)     893
       Consolidated                   $16,989     $16,412     $577

    Net Earnings of the Core Electric Business Unit for the first half of 1998 increased by approximately $200,000 as compared to the year-to-date period of 1997 primarily due to decreased jointly owned unit expenses, a 1.2% increase in retail kWh sales and accrued revenues pursuant to restructuring settlement agreements offset by rate reductions pursuant to electric utility industry restructuring legislation and approved settlement agreements.

    Net Losses of the Energy Related Business Unit increased by approximately $200,000 in the first six months of 1998 as compared to the same period of a year ago primarily due to increased losses at EUA Bioten and EUA Transcapacity.

    The Corporate Business Unit Net Earnings for the first six months of 1998 compared to the same period in 1997 decreased by approximately $300,000 due primarily to an increase in general business reserves recorded by EUA in the first quarter of 1998.

Operating Revenues

    Operating Revenues for the second quarter of 1998 decreased by approximately $8.8 million or 6.3% when compared to the same period of 1997. Revenues by Business Unit operations were as follows (000's):

                                   Three Months Ended June 30,
                                                        Increase
                                   1998      1997      (Decrease)
    Core Electric Business      $113,958   $120,353     $(6,395)
    Energy Related Business       16,088     18,503      (2,415)
    Corporate                          0          0           0
        Consolidated            $130,046   $138,856     $(8,810)

    Core Electric Business revenues include the impact of recoveries of decreased fuel and purchased power expense aggregating approximately $2.5 million (see Operations Expense below), decreased base rate recoveries of approximately $2.7 million, due in part to customer rate reductions concurrent with retail choice effective January 1, 1998 and March 1, 1998 for EUA's Rhode Island and Massachusetts retail customers, respectively, and a timing adjustment resulting in a decrease of approximately $2.5 million to unbilled revenue as a result of restructured rates in Massachusetts effective March 1,
1998.    Offsetting these decreases were increased recoveries of conservation and load management (C&LM) expenses of approximately $600,000, a 1.7% increase in retail kWh sales and revenues accrued pursuant to approved settlement agreements.

    Energy Related Business revenues decreased by $2.4 million due primarily to decreased revenue at the Cogenex division of approximately $1.8 million and decreased revenue of EUA Cogenex-Canada of approximately $1.8 million, offset by increased revenue of the Cogenex partnerships of approximately $1.6 million.

    Operating Revenues for the first six months of 1998 decreased by approximately $11.3 million or 4.0% when compared to the same period of 1997. Operating Revenues by Business Unit for the first six months of 1998 and 1997 were as follows (000's):

                                 Six Months Ended June 30,
                                                                Increase
                                           1998          1997  (Decrease)
    Core Electric Business              $240,548      $248,577   $(8,029)
    Energy Related Business               28,804        32,032    (3,228)
    Corporate                                  0             0         0
        Consolidated                    $269,352      $280,609  $(11,257)

    Core Electric Business revenues decreased by $8.0 million due primarily to recoveries of decreased fuel and purchased power expenses of approximately $10.1 million and the aforementioned rate reductions offset by recoveries of increased C&LM expenses of approximately $1.0 million, and a 1.1% increase in retail kWh sales.

    Energy Related Business revenues decreased by approximately $3.2 million as a result of decreased revenues of the Cogenex division of approximately $2.2 million, and decreased revenues of Cogenex-Canada and EUA Cogenex-West aggregating approximately $3.2 million, offset by increased EUA Citizens Corporation and Cogenex partnerships revenues of approximately $2.0 million.

Operations Expense

    Fuel expense of the Core Electric Business Unit for the second quarter and first half of 1998 decreased from that of the same periods in 1997 by approximately $200,000 or almost 1% and $3.3 million or 6.1%, respectively. For the second quarter, nuclear units provided a greater share of kWh requirements and a 11% decrease in the cost of fossil fuels contributed to a 11% decrease in average fuel costs. For the year-to-date period, the cost of fossil fuels decreased 13%, which contributed to a 15% decrease in the average cost of fuel as compared to the six months ended June 30, 1997. Offsetting these decreases in fuel expense for the second quarter and year-to-date periods were increases in total energy generated and purchased of 12.9% and 9.4%, respectively.

    Purchased Power demand expense for the second quarter of 1998 decreased $2.3 million or 7.5% and $6.9 million or 11% for the six months ended June 30, 1998. These changes are due primarily to the impact of decreased billings from Maine Yankee, Connecticut Yankee, and the Ocean State Power project.

    Other Operation and Maintenance (O&M) expenses for the three and six months ended June 30, 1998 decreased approximately $8.2 million or 15.7% and $8.6
million or 9.1%, respectively, from the same periods in 1997.   Total O&M
expenses are comprised of three components: Direct, Indirect and Energy
Related.

    Direct expenses of the Core and Corporate Business units decreased by $2.4 million in the second quarter of 1998 and approximately $1.4 million for the year-to-date period of 1998 as compared to the same periods of 1997. The second quarter and year-to-date changes are primarily due to decreased storm related expenses from the April 1997 storm which struck Eastern Edison's service territory. The second quarter also includes decreased expenses as a result of an extensive scheduled maintenance outage at Montaup's Somerset Station and the Canal 2 Unit in 1997.

    Indirect expenses, items over which there is limited short-term control or items which are fully recovered in rates, decreased by approximately $1.7 million in both the second quarter and year-to-date periods of 1998 as compared to the same periods of 1997. Jointly owned units expense reflected decreases at Millstone 3, Canal and Seabrook aggregating $1.8 million in the second quarter and $2.1 million in the year-to-date periods of 1998 as compared to the same periods of 1997. Transmission expenses decreased approximately $500,000 in the second quarter. FAS106 expenses decreased approximately $400,000 in the year-to-date period. Offsetting these decreases were increased C&LM expenses of approximately $600,000 and $1 million for the quarter and year-to-date periods, respectively.

    Expenses of the Energy Related Business Unit decreased approximately $4.3 million in the second quarter of 1998 and $5.6 million for the year-to-date period of 1998, respectively, as compared to the same periods of 1997. These reductions were primarily at EUA Cogenex.

Income Taxes

    EUA's effective tax rate for the six months ended June 30, 1998 was approximately 40.7% compared to 35.6% for the same period of a year ago. Provisions of restructuring settlement agreements which require the acceleration of the catch-up of deferred tax deficiencies created under prior regulatory practices are primarily responsible for this change.

 Depreciation and Amortization Expense

    Depreciation and Amortization expense increased approximately $1.6 million or 14.2% in the second quarter and $2.9 million or 12.3% in the six month period ended June 30, 1998 when compared to the same periods of last year due largely to increased depreciation at EUA Cogenex, and amortization of certain regulatory assets pursuant to restructuring settlement agreements.

Other Income and (Deductions) - Net

    Other Income and (Deductions) - Net decreased by approximately $2.0 million in this year's second quarter and decreased by $3.7 million in the year-to-date period as compared to same periods of 1997. These decreases are due primarily to decreased interest income of EUA Cogenex, an increase in general business reserves for certain claims recorded by EUA in the first quarter of 1998, the non-recurrence of interest income recorded in the first quarter of 1997 related to the favorable resolution of a Massachusetts corporate income tax dispute, and gains recorded in the first quarter of 1997 resulting from changes to EUA Cogenex's pension and post retirement welfare benefit plans.

Liquidity and Sources of Capital

    The EUA System's need for permanent capital is primarily related to investments in facilities required to meet the needs of its existing and future customers.

    Traditionally, cash construction requirements not met with internally generated funds are obtained through short-term borrowings which are ultimately funded with permanent capital. In July 1997, several EUA System companies entered into a three-year revolving credit agreement allowing for borrowings in aggregate of up to $145 million from all sources of short-term credit. As of June 30, 1998, various financial institutions have committed up to $75 million under the revolving credit facility. In addition to the $75 million available under the revolving credit facility, EUA System companies maintain short-term lines of credit with various banks totaling $90 million for an aggregate amount available of $165 million. Outstanding short-term debt at June 30, 1998 and December 31, 1997 by Business Unit was as follows (000's):

                                   June 30, 1998 December 31, 1997

    Core Electric Business              $30.035        $ 7,075
    Energy Related Business              39,349         44,609
    Corporate                                           17,860
    9,800
        Consolidated                    $87,244        $61,484

    For the six months ended June 30, 1998 internally generated funds available after the payment of dividends amounted to approximately $45.7 million while the EUA System's cash construction requirements amounted to approximately $26.7 million for the same period. Various laws, regulations and contract provisions limit the use of EUA's internally generated funds such that the funds generated by one subsidiary are not generally available to fund the operations of another subsidiary.

Electric Utility Industry Restructuring

    Legislation in both Rhode Island and Massachusetts along with approved electric utility industry restructuring settlement agreements in both states and at the federal level, provided EUA's Rhode Island and Massachusetts electric customers with choice of electricity supplier and immediate rate reductions commencing January 1, 1998 and March 1, 1998, respectively. Until a customer chooses an alternative supplier, that customer will receive standard offer service. Blackstone and Newport are required to arrange for standard offer service through December 31, 2009 and Eastern Edison must arrange for this service through December 31, 2004. Montaup has guaranteed standard offer supply at a fixed price schedule for the duration of the standard offer periods. The guaranteed standard offer price will increase over time to encourage customers to leave standard offer service and enter the competitive power supply market. Under the approved settlement agreements, Blackstone, Newport and Eastern Edison agreed to subject their standard offer requirements to a competitive bidding process in which competitive suppliers would bid against the guaranteed price offered by Montaup. The competitive process was completed in April 1998, and resulted in none of the standard offer requirements being awarded to competitive suppliers. Montaup will therefore continue to provide the unawarded standard offer requirement at the indicated fixed price schedule. This wholesale standard offer service will be assigned proportionately to purchasers of Montaup's generating capacity.

    Provisions of the approved settlement agreements also allowed Montaup to replace its all-requirements wholesale contracts with its affiliated retail distribution companies with a contract termination charge CTC which permits Montaup to recover, among other things, its above market investments and commitments in generation assets. Montaup began billing the CTC coincident with retail access and the distribution companies are recovering the CTC through a non-bypassable transition access charge to all of their distribution customers.

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

Massachusetts Referendum

    In Massachusetts, a referendum to repeal comprehensive deregulation legislation that became law on November 25, 1997 will be presented to voters on the November 1998 ballot. A coalition formed to oppose the referendum unsuccessfully challenged the petition's signatures and the constitutionality of the repeal effort and has now begun to focus on opposing the question on the November ballot. Although EUA does not believe this legislation will be repealed, in the event that it is, the impact on restructuring efforts is unknown. It is clear, however, that it would be very difficult to unwind the mandated 10 percent discount customers have been receiving since March 1, 1998 and the sale of generation assets already closed or pending. Since the Federal Energy Regulatory Commission approved EUA's restructuring settlement agreements, it is possible that little change would occur. Moreover, it is also possible that the Massachusetts Legislature could pass another bill early next year to preserve essential terms of the existing law or that the Department of Telecommunications and Energy could decide that it has the requisite authority to keep EUA's present settlements in place. Management cannot predict the outcome of the November ballot question.

Divestiture

    Montaup began marketing its entire generation portfolio in July 1997, and subsequently received bids from a number of potential purchasers. On January 23, 1998, based on a review of the offers and discussions with potential purchasers, Montaup announced that it was reopening the sales process on the majority of its generating assets and expects to execute purchase and sale agreements during the third quarter of 1998. In April 1998, EUA announced the signing of agreements for the transfer of power purchase contracts for approximately 160 mw between Montaup and Ocean State Power and the sale of two diesel-powered generating units (totaling approximately 16 mw) owned by Newport.

     On May 27, 1998, EUA announced that Montaup has agreed to sell its 50 percent share (280 mw) of Unit 2 of the Canal Generating Station in Sandwich, Massachusetts to Southern Energy for approximately $75 million. This sale is expected to be finalized near the end of 1998.

     On June 25, 1998, EUA announced that Montaup has agreed to sell its 2.9 percent share (34 mw) of the Seabrook Station nuclear power plant to the Great Bay Power Corporation, a subsidiary of BayCorp Holdings, LTP for $3.2 million.

     On August 4, 1998, EUA announced an agreement to sell its 2.6% (16 mw) share of the W. F. Wyman Unit 4 in Yarmouth, Maine to the FPL Group for approximately $2.4 million.

     All of the sale agreements are subject to federal and state regulatory approvals, including that of the Nuclear Regulatory Commission with respect to the Seabrook sale.

     Resources remaining in EUA's marketing efforts include wholly-owned fossil-fueled and hydroelectric facilities and approximately 300 mw of power purchase contracts from generating units throughout New England as well as two sites providing potential power plant development opportunities. It is anticipated that an announcement on the sale of EUA's Somerset, Massachusetts, coal-fired generating station will be made in the third quarter.

 Year 2000 Compliance

     The "Year 2000" problem exists because some computer programs and embedded microchips may not properly recognize a year that begins with "20" instead of "19", and therefore may fail or create erroneous results. EUA is actively engaged in identifying, assessing, and responding to the implications of this problem for its operations.

EUA's State of Readiness:

     The Company has identified all of its information technology systems and is assessing and testing its Year 2000 compliance. EUA has established a structured approach which ranks its mainframe applications, client server and network applications, as well as desktop and personal computer applications. To date, the Company has identified several critical systems which have been corrected, however, there may be others.

     EUA is in the process of identifying and assessing its embedded technology and anticipates findings by October 1998. When the preliminary embedded chip inventory and assessment process is complete, EUA will then prioritize the results to address the most critical areas of its business first. EUA's goal is that most, if not all, embedded chips that support its mission critical operations will be compliant by mid-year 1999.

     EUA's business is dependent upon external parties, including vendors, suppliers and business partners, for the reliable delivery of its products and services. The Company has inquired in writing to all of its suppliers and service providers with regard to their Year 2000 compliancy, and has established a follow-up process. EUA has identified the third parties with which it has a material relationship in order to establish their Year 2000 status in a timely fashion, and is continuing to do so. EUA will attempt to replace critical vendors that it knows or has indications are not likely to be Year 2000 compliant within a reasonable time frame.

The Cost to Address the Company's Year 2000 Issues:

     Since the beginning of its efforts in 1993 to address Year 2000 issues, EUA has expended approximately $300,000 addressing Information Services-related issues. During 1998, EUA will expend approximately $1.2 million in capital expenditures for purchasing two new systems that are Year 2000 compliant -- a new telephone system and a general ledger system. Based on information reviewed to date, management does not believe the year 2000 compliance expense will be material to EUA's future operating results or future financial condition.

The Risks of EUA's Year 2000 Issues and EUA's Contingency Plans:

     The Company is in the process of identifying and verifying realistic failure scenarios which will require contingency plans. While EUA has not completed its analysis, EUA anticipates establishing a prioritized list of potential failures with a formal contingency plan for each one deemed critical to its ongoing operations during the first half of 1999.

     Based on information reviewed to date, EUA believes its plans of action are adequate to secure Year 2000 compliance of its critical systems and to reduce the risk of external impacts to its operations. Nevertheless, achieving Year 2000 compliance is subject to the risks and uncertainties described above, and adverse effects, should they occur, could be material despite the Company's efforts to prevent or mitigate them.

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

Item 4.    Submission of Matters to a Vote of Security Holders

       a) A Special Meeting of Shareholders was executed July 20, 1998 by Eastern Utilities Associates.

       c) The only matter voted on in the Special Meeting was the approval of an amendment to EUA Declaration of Trust to remove the Shareholder approval requirement applicable to a sale of shares of a majority-owned direct subsidiary of EUA that results in loss of voting control of such subsidiary. The July 20th Special Meeting was adjourned to August 6, 1998, at which time the proposed amendment did not receive the two-thirds shareholders vote required for ratification. 10,262,676 votes were cast for approval of the amendment, 4,740,983 votes were cast against the amendment, 5,181,575 votes were withheld, and 250,763 votes abstained. The Board of Trustees had sought the amendment to enable them to respond more quickly to future opportunities that may arise regarding the sale of one or more direct subsidiaries of the Association.

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

     To give market participants more choice and to foster competition, the restructured NEPOOL proposes the unbundling of electric service in the NEPOOL control area. The restructured NEPOOL calls for the development of competitive wholesale markets for installed capability, operable capability, energy, automatic generation control, and reserves. These wholesale products will be market priced based on bid clearing pricing rather than the current cost-based pricing. Market participants will be able to meet their responsibility for these products by buying or selling these various services through bilateral transactions or through the regional power exchange that will be administered through the ISO. The installed capability market was implemented in April 1998, and the operable capability, energy, automatic generation control and the reserve markets are expected to start during the fourth quarter of 1998.

     In general, the EUA System companies support the changes to NEPOOL because much of the cross-subsidies for sharing costs will be eliminated. These changes will have an impact on the Company's operating revenues and costs as NEPOOL transitions from a cost based to a bid based system.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits - None.

         (b) Reports on Form 8-K - on June 26, 1998, the Registrant filed a current report on Form 8-K with respect to Item 5 (Other Events).

               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Eastern Utilities Associates
                                             (Registrant)



Date:  August 13, 1998                  /s/ Clifford J. Hebert, Jr.
                                        Clifford J. Hebert, Jr., Treasurer
                                        (on behalf of the Registrant and
                                        as Principal Financial Officer)