Form 10-Q
period 1998-09-30
EASTERN UTILITIES ASSOCIATES
filed 1998-11-13
CIK 31224

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
   Washington, D.C.  20549

          FORM 10-Q

 (Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended               September 30, 1998
                                 OR

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

    Yes...X.......No..........


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
              Class                          Outstanding at October 31, 1998
        Common Shares, $5 par value          20,435,997 shares




PART I - FINANCIAL INFORMATION

EASTERN UTILITIES ASSOCIATES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)

                                                           September 30,   December 31,
ASSETS                                                        1998            1997

Utility Plant and Other Investments:
   Utility Plant in Service                              $ 1,080,118     $ 1,079,361
   Less:  Accumulated Provision for Depreciation
              and Amortization                               399,859         376,722
   Net Utility Plant in Service                              680,259         702,639
   Construction Work in Progress                              15,299           5,538
        Net Utility Plant                                    695,558         708,177
   Investments in Jointly Owned Companies                     71,749          69,749
   Non-Utility Plant - Net                                    62,595          71,516
        Total Plant and Other Investments                    829,902         849,442
Current Assets:
   Cash and Temporary Cash Investments                         6,645           7,252
   Accounts Receivable, Net                                   98,233          92,646
   Notes Receivable                                           19,995          27,693
   Fuel, Materials and Supplies                               12,855          11,201
   Other Current Assets                                        8,811           7,177
        Total Current Assets                                 146,539         145,969
Deferred Debits and Other Non-Current Assets                 307,800         275,341
        Total Assets                                     $ 1,284,241     $ 1,270,752
LIABILITIES AND CAPITALIZATION
Capitalization:
   Common Shares, $5 Par Value                           $   102,180     $   102,180
   Other Paid-In Capital                                     218,499         219,156
   Common Share Expense                                       (3,931)         (3,931)
   Retained Earnings                                          56,529          56,062
        Total Common Equity                                  373,277         373,467
   Non-Redeemable Preferred Stock - Net                        6,900           6,900
   Redeemable Preferred Stock - Net                           27,904          27,612
   Long-Term Debt - Net                                      312,400         332,802
        Total Capitalization                                 720,481         740,781
Current Liabilities:
   Long-Term Debt Due Within One Year                         21,845          72,518
   Notes Payable                                             118,652          61,484
   Accounts Payable                                           28,400          35,036
   Taxes Accrued                                               3,044           3,063
   Interest Accrued                                            6,470           8,624
   Other Current Liabilities                                  28,541          33,327
        Total Current Liabilities                            206,952         214,052
Deferred Credits and Other Non-Current Liabilities           189,480         152,526
Accumulated Deferred Taxes                                   167,328         163,393
        Total Liabilities and Capitalization             $ 1,284,241     $ 1,270,752

   See accompanying notes to consolidated condensed financial statements.

EASTERN UTILITIES ASSOCIATES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In Thousands Except Number of Shares and Per Share Amounts)


                                          Three Months Ended          Nine Months Ended
                                             September 30,              September 30,
                                          1998          1997         1998          1997

Operating Revenues                    $  136,033    $  142,026   $  405,385    $  422,635
Operating Expenses:
    Fuel                                  26,178        29,278       76,057        82,412
    Purchased Power                       26,376        28,128       82,209        90,844
    Other Operation and Maintenance       44,513        48,076      129,660       141,774
    Early Retirement Offer                     0             0                      1,416
    Depreciation and Amortization         13,032        11,484       39,015        34,608
    Taxes - Other Than Income              6,058         5,920       17,873        18,259
    Income Taxes - Current                 5,336         3,030        7,496        14,547
                 - Deferred (Credit)        (922)          214        6,590        (4,654)
          Total                          120,571       126,130      358,900       379,206
Operating Income                          15,462        15,896       46,485        43,429
Other Income - Net                         3,431         5,886        9,172        15,287
Income Before Interest Charges            18,893        21,782       55,657        58,716
Interest Charges:
    Interest on Long-Term Debt             6,592         8,041       21,726        24,460
    Other Interest Expense                 2,700         2,327        6,416         5,759
    Allowance for Borrowed Funds Used
      During Construction (Credit)          (187)         (128)        (415)         (610)
Net Interest Charges                       9,105        10,240       27,727        29,609
Net Income                                 9,788        11,542       27,930        29,107
Preferred Dividends of Subsidiaries          576           576        1,729         1,729
Consolidated Net Earnings             $    9,212    $   10,966   $   26,201    $   27,378




Weighted Average Number of
  Common Shares Outstanding           20,435,997    20,435,997   20,435,997    20,435,997
Consolidated Basic and Diluted
   Earnings Per
  Average Common Share                 $     0.45    $     0.54   $     1.28    $    1.34

Dividends Paid                         $    0.415    $    0.415   $    1.245    $   1.245

   See accompanying notes to consolidated condensed financial statements.

EASTERN UTILITIES ASSOCIATES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                                 Nine Months Ended
                                                                    September 30,
                                                                 1998          1997

    CASH FLOW FROM OPERATING ACTIVITIES:
    Net Income                                               $   27,930     $ 29,107
    Adjustments to Reconcile Net Income
       to Net Cash Provided from Operating Activities:
          Depreciation and Amortization                          42,797       38,909
          Deferred Taxes                                          6,860       (5,621)
          Non-cash Expenses on Sales of Investments
            in Energy Savings Projects                            7,201       11,538
          Investment Tax Credit, Net                             (1,173)        (901)
          Allowance for Funds Used During Construction              (94)        (170)
          Collections and sales of project notes and leases
              receivable                                         10,133       12,282
          Other - Net                                            (4,158)        (292)
    Change in Operating Assets and Liabilities                  (20,813)       6,095
    Net Cash Provided From Operating Activities                  68,683       90,947

    CASH FLOW FROM INVESTING ACTIVITIES:
       Construction Expenditures                                (36,100)      (47,530
       Collections on Notes and Lease Receivables of EUA
         Cogenex                                                 12,013        7,685
       Increase in Other Investments                             (2,149)        (221)
    Net Cash (Used in) Investment Activities                    (26,236)      (40,066

    CASH FLOW FROM FINANCING ACTIVITIES:
       Redemptions:
          Long-Term Debt                                        (71,061)      (26,555
       EUA Common Share Dividends Paid                          (25,443)      (25,443
       Subsidiary Preferred Dividends Paid                       (1,729)      (1,729)
       Net Increase in Short-Term Debt                           55,179        5,591
    Net Cash (Used in) Financing Activities                     (43,054)      (48,136
    Net (Decrease) Increase in Cash and Temporary Cash Invest.     (607)       2,745

    Cash and Temporary Cash Investments at Beginning of Period    7,252       12,455

    Cash and Temporary Cash Investments at End of Period     $    6,645     $ 15,200

    Supplemental disclosures of cash flow information:
       Cash paid during the period for:
          Interest (Net of Capitalized Interest)             $   24,343     $ 31,150
          Income Taxes                                       $   17,274     $ 21,482
    Supplemental schedule of non-cash investing activities:
       Conversion of Investments in Energy Savings
         Projects to Notes and Leases Receivable             $    2,159     $  4,652

 See accompanying notes to consolidated condensed financial statements.


           EASTERN UTILITIES ASSOCIATES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


     The accompanying Notes should be read in conjunction with the Notes to Consolidated Financial Statements incorporated in the Eastern Utilities Associates (EUA or the Company) 1997 Annual Report on Form 10-K and the Company's Quarterly Report on Form 10-Q for the periods ended March 31, and June 30, 1998.

Note A - In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of September 30, 1998 and December 31, 1997, and the results of operations for the three and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997. The year-end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required under generally accepted accounting principles.

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

Note C - Commitments and Contingencies:

          Recent Nuclear Regulatory Commission (NRC) Actions

          General:

          Recent actions by the NRC indicate that the NRC has become more critical and active in its oversight of nuclear power plants. EUA is unable to predict at this time, what, if any, ramifications these NRC actions will have on any of the nuclear power plants in which Montaup has an ownership interest or power contract.

          Millstone 3:

          Montaup has a 4.01% ownership interest in Millstone 3, a 1,154-megawatt (mw) nuclear unit that is jointly owned by a number of New England utilities, including subsidiaries of Northeast Utilities (Northeast). Subsidiaries of Northeast are the lead participants in Millstone 3. On March 30, 1996, it was necessary to shut down the unit following an engineering evaluation which determined that four safety-related valves would not be able to perform their design function during certain postulated events.

          In October 1996, the NRC, which had raised numerous issues with respect to Millstone 3 and certain of the other nuclear units in which Northeast and its subsidiaries, either individually or collectively, have the largest ownership shares, informed Northeast that it was establishing a Special Projects Office to oversee inspection and licensing activities at Millstone. The Special Projects Office was responsible for (1) licensing and inspection activities at Northeast's Connecticut plants, (2) oversight of an Independent Corrective Action Verification Program (ICAVP), (3) oversight of Northeast's corrective actions related to safety issues involving employee concerns, and (4) inspections necessary to implement NRC oversight of the plant's restart activities. Also, the NRC directed Northeast to submit a plan for disposition of safety issues raised by employees and retain an independent third-party to oversee implementation of this plan.

          On April 8, 1998, Northeast announced that Millstone 3 was ready for NRC inspection indicating that virtually all of the restart-required
          physical work had been completed.   On June 29, 1998, the NRC
          authorized Northeast to begin restart activities of Millstone 3. The authorization was given after the NRC staff verified that several final technical and programmatic issues were resolved. Millstone 3 was restarted during the first week of July, and on July 14, 1998, Millstone 3 returned to full power operations. The NRC will continue to closely monitor Millstone 3's performance.

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

          The non-operating owners of Millstone 3 claim that Northeast and its subsidiaries failed to comply with NRC regulations, failed to operate the facility in accordance with good utility operating practice and attempted to conceal their activities from the non-operating owners and the NRC. The arbitration and lawsuits seek to recover costs associated with replacement power and operation and maintenance (O&M) costs resulting from the shutdown of Millstone 3. The non-operating owners conservatively estimate that their losses exceed $200 million. In December 1997, Northeast filed a motion to dismiss the non-operating owner's claims, or alternatively to stay the pending arbitration. These requests were denied in July 1998.

          Montaup pays its share of Millstone 3's O&M expenses on a reservation of right basis. The fact that Montaup makes payment for these expenses is not an admission of financial responsibility for expenses incurred or to be incurred due to the outage.

          EUA cannot predict the ultimate outcome of legal proceedings brought against CL&P, WMECO and Northeast or the impact they may have on Montaup and the EUA system.

          Connecticut Yankee:

          Connecticut Yankee, a 582-mw nuclear unit, was taken off-line in July 1996 because of issues related to certain containment air recirculation and service water systems. Montaup has a 4.5% equity ownership in Connecticut Yankee.

          In October 1996, Montaup, as one of the joint owners, participated in an economic evaluation of Connecticut Yankee which recommended permanently closing the unit and replacing its output with less expensive energy sources. In December 1996, the Board of Directors of Connecticut Yankee voted to retire the generating station. Connecticut Yankee certified to the NRC that it had permanently closed power generation operations and removed fuel from the reactor. Montaup's share of the total estimated costs for the permanent shutdown, decommissioning, and recovery of the investment in Connecticut Yankee is approximately $24.8 million and is included with Other Liabilities on the Consolidated Balance Sheet as of September 30, 1998. The recovery of this estimated amount, elements of which have been disputed by certain intervening parties, is subject to approval of the Federal Energy Regulatory Commission
          (FERC). Also, due to anticipated recoverability, a regulatory asset has been recorded for the same amount and is included with Other Assets.

          On August 31, 1998, a FERC law judge rejected Connecticut Yankee's plan to decommission the plant. The judge claimed that estimates of clean-up costs were flawed and certain restoration costs were not supported. The judge also said Connecticut Yankee could not pass on spent fuel storage costs to rate-payers. The judge recommended that Connecticut Yankee withdraw its decommissioning plan and submit a new plan which addresses the issues cited by him. FERC will review the judge's recommendations and issue a decision on this case in the coming months. If FERC concurs with the judge's recommendation, this may result in a write down of certain of Connecticut Yankee plant investments. Montaup cannot predict the ultimate outcome of FERC's review.

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

          Also, as a result of the August 1997 shutdown, Montaup and the other equity owners have been notified by the Secondary Purchasers that they will no longer make payments for purchased power to Maine Yankee. The Secondary Purchase Contracts are between the equity owners as a group and 30 municipalities throughout New England. Presently, the equity owners are making payments to Maine Yankee to cover the payments that would be made by the municipals. Prior to shutdown, the municipals had been assigned 0.41% of Montaup's 4.0% share and Montaup had retained a 3.59% share.

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

          Department of Energy Actions:

          In addition to its 4.5% and 4.0% equity ownership in Connecticut Yankee and Maine Yankee, respectively, Montaup also has a 4.5% equity ownership interest in the Yankee Atomic nuclear generating station. This facility has also permanently ceased power generation operations and is in the process of decommissioning the site.

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

          Also, Yankee Atomic, Connecticut Yankee, and Maine Yankee filed lawsuits against the DOE in the U.S. Court of Federal Claims seeking damages of $70 million, $90 million and $128 million, respectively, as a result of the DOE's refusal to accept the spent nuclear fuel.

          In late October and early November 1998, the U.S. Court of Federal Claims issued rulings with respect to Yankee Atomic, Maine Yankee, and Connecticut Yankee finding that the DOE was financially responsible for failing to accept spent nuclear fuel. These rulings would clear the way for Yankee Atomic, Connecticut Yankee and Maine Yankee to pursue at trial their individual damage claims. Management cannot predict at this time the ultimate outcome of these actions.

          Massachusetts Referendum

          See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of a referendum in Massachusetts to repeal deregulation legislation that was rejected by voters on the November 1998 ballot.

          Year 2000 Issue

          See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of potential impacts as a result of the Year 2000 issue.

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

Overview

     Consolidated Net Earnings for the third quarter of 1998 were approximately $9.2 million compared to approximately $11.0 million in the third quarter of 1997. The third quarter 1997 earnings include the impact of the termination of EUA's joint venture, discussed below. Net Earnings contributions by Business Unit for the third quarter of 1998 and 1997 were as follows (000's):

                                                   Increase
                                1998     1997     (Decrease)
Core Electric Business     $  8,603     $9,413     $(810)
Energy Related Business         155          7       148
Corporate                       455         66       389
     Subtotal              $  9,213   $  9,486  $   (273)
Joint Venture Termination                1,480    (1,480)
     Consolidated           $ 9,213    $10,966   $(1,753)


     Consolidated Net Earnings for the nine months ended September 30, 1998 were $26.2 million compared to $27.4 million for the same period of 1997. The year-to-date 1997 earnings include the impact of the joint venture termination as well as an after-tax charge of approximately $900,000 related to an early retirement offer recorded in June of 1997. Net Earnings contributions by Business Unit for the first nine months of 1998 and 1997 were as follows (000's):

                                                   Increase
                             1998        1997     (Decrease)
Core Electric Business     $26,710     $27,336     $(626)
Energy Related Business       (731)       (686)      (45)
Corporate                      222         140        82
     Subtotal              $26,201     $26,790  $   (589)
Joint Venture Termination                1,480     (1,480)
June 1997 Early Retirement                (892)       892
     Consolidated          $26,201     $27,378    $(1,177)

     The earnings contribution of the Core Electric Business Unit decreased in both the third quarter and year-to-date periods of 1998. Decreased jointly owned unit expenses of approximately $2.8 million and $4.9 million, and increased primary kilowatthour sales of 5.2% and 2.6%, mitigated the impacts of rate reductions pursuant to approved utility restructuring settlement agreements in both the third quarter and year-to-date periods, respectively.

     Net earnings of the Energy Related Business Unit increased by approximately $150,000 in the third quarter and decreased slightly in the year-to-date period as compared to the same periods of 1997. Improved results at EUA Cogenex in both periods were offset by increased losses at EUA Trancapacity. EUA continues to negotiate a strategic alliance for the continued development of the Bioten partnership's patented biomass-fired electric generation technology.

     The change in the third quarter earnings contribution of the Corporate business unit is primarily due to the reallocation of certain corporate charges by the Parent company in the third quarter of 1998. This reallocation had no impact on earnings.

1997 Termination of Power Marketing Joint Venture

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

Operating Revenues

          Operating Revenues for the third quarter of 1998 decreased by approximately $6.0 million when compared to the same period of 1997. Revenues by Business Unit operations were as follows (000's):
                                Three Months Ended September 30,
                                                       Increase
                                   1998       1997     (Decrease)

     Core Electric Business     $120,460     $127,653     $(7,193)
     Energy Related Business      15,573       14,373       1,200
     Corporate                         0            0           0
          Consolidated          $136,033     $142,026     $(5,993)

          Core Electric Business revenues reflect the impact of customer rate reductions concurrent with retail choice effective January 1, 1998 and March 1, 1998 for EUA's Rhode Island and Massachusetts retail customers, respectively. Offsetting these decreases were increased recoveries of conservation and load management (C&LM) expenses of approximately $600,000, a 5.2% increase in retail kWh sales and revenues accrued pursuant to approved settlement agreements.

          Energy Related Business revenues increased by $1.2 million due primarily to increased revenue at the EUA Cogenex division of $3.4 million offset by decreased revenues of EUA Citizens and EUA Cogenex West aggregating approximately $2.0 million.

          Operating Revenues for the first nine months of 1998 decreased by approximately $17.3 million when compared to the same period of 1997. Operating Revenues by Business Unit for the first nine months of 1998 and 1997 were as follows (000's):

                                       Nine Months Ended September 30,

                                                       Increase
                                    1998     1997     (Decrease)

     Core Electric Business      $361,008   $376,230     $(15,222)
     Energy Related Business       44,377     46,405       (2,028)
     Corporate                          0          0            0
          Consolidated           $405,385   $422,635     $(17,250)

          Core Electric Business revenues decreased by $15.2 million due primarily to the aforementioned rate reductions offset by increased C&LM expenses of approximately $1.4 million.

          Energy Related Business revenues decreased approximately $2.0 million for the year-to-date period of 1998 as compared to the same period of 1997. Revenues of EUA Cogenex West and EUA Cogenex-Canada decreased by approximately $2.7 million and $1.9 million, respectively, offset by increased EUA Cogenex Division and EUA Citizens revenues of approximately $1.6 million and $900,000, respectively.

Kilowatthour (kWh) Sales

          A combination of warmer weather and the continued strength of the regional economy led to kWh sales increases of 5.2% and 2.6% in the three and nine-month periods ending September 30, 1998, respectively. The third quarter increase was led by increases of 7.7% and 4.1% in the residential and commercial customer classes, which are typically more weather sensitive, and a 2.5% increase in sales to industrial customers. For the year-to-date period, sales of electricity to residential, commercial and industrial customers increased approximately 1.3%, 2.6% and 4.5%, respectively, as compared to the same period of 1997.

Operations Expense

     Fuel expense of the Core Electric Business decreased by approximately
$3.1 million or 10.6% and $6.4 million or 7.7% for the third quarter and year-to-date periods of 1998, respectively, as compared to the same periods of 1997. For the third quarter, nuclear units provided a greater share of kWh requirements along with a 16.9% decrease in the cost of fossil fuels, resulting in an 18.2% decrease in average fuel costs. For the year-to-date period, increased nuclear generation and a 13.8% decrease in the cost of fossil fuels resulted in a 17.4% decrease in the average cost of fuel as compared to the nine months ended September 30, 1997. Offsetting these decreases in fuel expense for the third quarter and year-to-date periods were increases in total energy generated and purchased of 6.4% and 8.3%, respectively.

     Purchased Power demand expense for the third quarter of 1998 decreased approximately $1.8 million or 6.2% and $8.6 million or 9.5% for the nine months ended September 30, 1998. The third quarter decrease is due to decreased billings from Maine Yankee and Pilgrim. The year-to-date decrease is the result of decreased billings from Maine Yankee, Connecticut Yankee, Pilgrim and Ocean State Power.

     Other Operation and Maintenance (O&M) expenses decreased by approximately $3.6 million or 7.4% and $12.1 million or 8.5% for the third quarter and the nine months ended September 30, 1998, respectively, as compared to the same periods in 1997. Total O&M expenses are comprised of three components:
Direct, Indirect and Energy Related.

     Direct expenses of the Core and Corporate Business units decreased by $1.3 million in the third quarter of 1998 and approximately $2.6 million for the year-to-date period of 1998 as compared to the same periods of 1997. These changes are due to decreased legal expenses of $1.2 million in the third quarter and $900,000 in the year-to-date period, and decreased expenses of $300,000 and $600,000 in the respective periods as a result of an extensive scheduled maintenance outage at Montaup's Somerset Station in 1997. The year-to-date period includes decreased expenses of approximately $400,000 as a result of higher restructuring-related assessments by FERC in 1997 and storm-related expenses as a result of the April 1997 storm which struck
Eastern Edison's service territory.

     Indirect expenses, items over which there is limited short-term control, or items which are fully recovered in rates, decreased by approximately $2.6 million and $4.4 million in the third quarter and year-to-date periods of 1998
as compared to the same periods of 1997.   Jointly owned units expense
reflected decreases at Millstone 3, Canal and Seabrook aggregating $2.8 million in the third quarter and $4.9 million in the year-to-date period of 1998 as compared to the same periods of 1997. Charges from other utilities decreased approximately $300,000 in the third quarter and $400,000 in the year-to-date period of 1998 as compared to the same periods of 1997. In addition, FAS106 expenses decreased approximately $400,000 in the year-to-date period. Offsetting these decreases were increased C&LM expenses of approximately $600,000 and $1.4 million for the respective periods.

     Expenses of the Energy Related Business unit increased approximately $300,000 and decreased approximately $5.2 million in the third quarter and year-to-date periods of 1998, respectively. These changes are primarily due to expense variances at EUA Cogenex, directly related to revenue variances and operating activity in the respective periods.

Income Taxes

     EUA's effective tax rate for the nine months ended September 30, 1998 was approximately 40.3% compared to 35.9% for the same period of a year ago. Provisions of restructuring settlement agreements which require the acceleration of the catch-up of deferred tax deficiencies created under prior regulatory practices are primarily responsible for this change.

Depreciation and Amortization Expense

     Depreciation and Amortization expense increased approximately $1.5 million or 13.5% in the third quarter and $4.4 million or 12.7% in the nine month period ended September 30, 1998 when compared to the same periods of last year. These increases are due largely to increased depreciation at EUA Cogenex, and amortization of certain regulatory assets pursuant to restructuring settlement agreements.

Other Income and (Deductions) - Net

     Other Income and (Deductions) - Net decreased by approximately $2.5 million in this year's third quarter and decreased by $6.1 million in the year-to-date period as compared to the same periods of 1997. These decreases are due primarily to the net impacts of the power marketing joint venture termination in the third quarter of 1997 and decreased interest income of EUA Cogenex. The year-to-date decrease also reflects the absence of interest income recorded in the first quarter of 1997 related to the favorable resolution of a Massachusetts corporate income tax dispute, and gains recorded in the first quarter of 1997 resulting from changes to EUA Cogenex's pension and post retirement welfare benefit plans.

Net Interest Charges

     Net Interest charges decreased by approximately $1.1 million or 11.1% in the third quarter and approximately $1.8 million or 6.4% in the year-to-date period. Interest on long term debt decreased as a result of normal cash sinking fund payments and the maturities of Eastern Edison's $20 million First Mortgage Bonds in May of 1998 and $40 million First Mortgage Bonds in July of 1998. These decreases were offset by interest expense on increased short term borrowings, which were used to finance Eastern Edison's long-term debt maturities.

Liquidity and Sources of Capital

     The EUA system's need for permanent capital is primarily related to investments in facilities required to meet the needs of its existing and future customers.

     Traditionally, cash construction requirements not met with internally generated funds are obtained through short-term borrowings which are ultimately funded with permanent capital. In July 1997, several EUA System companies entered into a three-year revolving credit agreement allowing for borrowings in aggregate of up to $145 million from all sources of short-term credit. As of September 30, 1998, various financial institutions have committed up to $75 million under the revolving credit facility. In addition to the $75 million available under the revolving credit facility, EUA System companies maintain short-term lines of credit with various banks totaling $90 million for an aggregate amount available of $165 million. Outstanding short-term debt at September 30, 1998 and December 31, 1997 by Business Unit was as follows (000's):

                             September 30, 1998       December 31, 1997

     Core Electric Business      $59,665                  $7,075
     Energy Related Business      27,267                  44,609
     Corporate                    31,720                   9,800
          Consolidated          $118,652                 $61,484

     For the nine months ended September 30, 1998 internally generated funds available after the payment of dividends amounted to approximately $64.0 million while the EUA System's cash construction requirements amounted to approximately $36.1 million for the same period. Various laws, regulations and contract provisions limit the use of EUA's internally generated funds such that the funds generated by one subsidiary are not generally available to fund the operations of another subsidiary.

Electric Utility Industry Restructuring

     Legislation in both Rhode Island and Massachusetts along with approved electric utility industry restructuring settlement agreements in both states and at the federal levels, provided EUA's Rhode Island and Massachusetts electric customers with choice of electricity supplier and rate reductions commencing January 1, 1998 and March 1, 1998, respectively. Until a customer chooses an alternative supplier, that customer will receive standard offer service. Blackstone and Newport are required to arrange for standard offer service through December 31, 2009 and Eastern Edison must arrange for this service through February 28, 2005. Montaup has guaranteed standard offer supply at a fixed price schedule for the duration of the standard offer periods. The guaranteed standard offer price will increase over time to encourage customers to leave standard offer service and enter the competitive power supply market. Under the approved settlement agreements, Blackstone, Newport and Eastern Edison agreed to subject their standard offer requirements to a competitive bidding process in which competitive suppliers would bid against the guaranteed price offered by Montaup. The competitive process was completed in April 1998, and resulted in none of the standard offer requirements being awarded to competitive suppliers. Montaup will therefore continue to provide the unawarded standard offer requirement at the indicated fixed price schedule. This wholesale standard offer service will be assigned to purchasers of Montaup's generating capacity.

     Provisions of the approved settlement agreements also allowed Montaup to replace its all-requirements wholesale contracts with its affiliated retail distribution companies with a contract termination charge (CTC) which permits Montaup to recover, among other things, its above market investments and commitments in generation assets. Montaup began billing the CTC coincident with retail access and the distribution companies are recovering the CTC through a non-bypassable transition charge to all of their distribution customers.

     As part of the approved settlement agreements, Montaup agreed to divest its entire generation portfolio. The net proceeds of the sale, as defined in the settlement agreements, will be used to mitigate Montaup's CTC to its retail affiliates via a Residual Value Credit (RVC). The RVC will reduce the fixed component of the CTC by an amount equal to the net proceeds, with a return, over the period commencing on the date the RVC is implemented through December 31, 2009. Montaup is committed to implement the RVC within 90 days of closing either the Canal or Somerset sale agreement. See Divestiture below.

     For a more detailed discussion of electric industry restructuring, refer to EUA's 1997 Annual Report on Form 10K.

Massachusetts Referendum

     On November 3, 1998, Massachusetts voters overwhelmingly rejected a referendum to repeal the Massachusetts Electric Utility Restructuring Act.

Divestiture

     On October 15, 1998, EUA announced that Montaup has signed an agreement to sell its 160-mw Somerset (Massachusetts) electric generating station for approximately $55 million to NRG Energy, Inc., a wholly-owned subsidiary of Northern States Power Co. based in Minneapolis, Minnesota. The sale also includes an additional 69 mw of currently deactivated generating capacity, and real estate at the Somerset site, and generating equipment at the 1.2 mw Pawtucket Hydro Station in Pawtucket Rhode Island, which is owned by Blackstone. With the Somerset sale agreement, EUA has now committed to sell all of its non-nuclear power generation assets.

     EUA had previously entered into agreements to sell: its 50 percent share (280 mw) of Unit 2 of the Canal Generating Station in Sandwich, Massachusetts to Southern Energy for approximately $75 million; its 2.6% (16 mw) share of the W. F. Wyman Unit 4 in Yarmouth, Maine to the Florida based FPL Group for approximately $2.4 million, and; two diesel-powered generating units (totaling approximately 16 mw) owned by Newport to Illinois-based Wabash County Equipment Co. for $1.5 million.

     In addition, Montaup has agreed to sell its 2.9 percent share (34 mw) of the Seabrook Station nuclear power plant to the Great Bay Power Corporation, a subsidiary of BayCorp Holdings, LTP for $3.2 million and announced the signing of agreements for the transfer of power purchase contracts for approximately 160 mw between Montaup and Ocean State Power.

     All of the sale and contract transfer agreements are subject to federal and state regulatory approvals, including that of the Nuclear Regulatory Commission with respect to the Seabrook sale. The Canal sale has been approved by both the Massachusetts Department of Telecommunications and Energy
(DTE) and FERC. Closing of the non-nuclear sale agreements are anticipated to take place in the first quarter of 1999. The Seabrook sale is expected to take place in the later part of 1999.

     EUA's remaining generating capacity includes approximately 300 mw of power contracts, a 26 mw entitlement from Hydro Quebec and 58 mw from EUA's ownership shares of the Millstone 3 and Vermont Yankee nuclear facilities.

The Year 2000 Issue

     The Year 2000 issue exists because some computer programs and embedded systems and components may not properly recognize a year that begins with "20" instead of "19," and therefore may fail or create erroneous results. The Company became aware of and started addressing Year 2000 issues in 1993 when certain forward looking computer programs experienced date related problems. Since that time, the Company has continued to broaden its efforts to address Year 2000 issues.

The Company's State of Readiness:

     The transition to the Year 2000 presents potential challenges to the Company from three perspectives: the acquisition of products and services (including purchased power); the generation and delivery of electricity to customers; and, the ongoing general company activities related to the
corporate infrastructure and support functions.   These challenges emanate
from sources both internal and external to the Company. By October 31, 1998, EUA had completed a comprehensive inventory and assessment of its systems and equipment that could potentially be affected by the Year 2000. All computer software and hardware as well as all office and field machinery, equipment and facilities were included. The results indicate that approximately 75% of the Year 2000 issues reside in the Company's computer systems and 25% reside in its embedded systems and components. The Company expects to complete its assessment of the Year 2000 compliance status of its material relationships with third parties, either as a customer or a vendor, during the first half of 1999.

     EUA has adopted a four phase approach in addressing information technology (IT) issues. As of September 30, 1998, each phase was at the following percentage of completion: analysis - 70%; remediation - 32%; unit testing - 25%; and integrated testing - 6%. Based on the current schedule, the Company estimates that 99% of all projects, and 100% of mission critical projects, will be completed and Year 2000 ready by June 30, 1999. For non-I/T Year 2000 issues, the Company has completed its inventory and assessment of embedded systems and components. The results of the assessment indicate that in excess of 90% of the items listed are either Year 2000 compliant or not affected by the Year 2000. The remaining items are scheduled to be analyzed, remediated where necessary, tested, and returned to service by May 31, 1999. Management does not believe these items represent significant costs or risks to the Company.

Costs to Address the Company's Year 2000 Issues:

     Through September 30, 1998, EUA has incurred costs of approximately $2.3 million to address Year 2000 issues, including approximately $0.9 million of non-incremental internal labor costs, $1.1 million of capital expenditures and $0.3 of consulting costs.

     EUA estimates it will incur additional costs approximating $7.7 million during the period October 1, 1998 through March 31, 2000, to complete its resolution of Year 2000 issues including approximately $6.0 million of non-incremental internal labor, $0.5 million of capital expenditures and $1.2 million of consulting and other costs.

     Because 70% of the total estimated costs associated with the Year 2000 issue relate to non-incremental internal labor, management continues to believe that the Year 2000 will not present a material incremental impact to future operating results or financial condition.

Risks of the Company's Year 2000 Issues:

     The Company's first priority is to minimize any potential disruptions to electric service as a result of the Year 2000. The Company's ability to maintain service depends in large part on the viability of the New England Power Grid which is managed by ISO/NEPOOL. The Company is participating extensively with ISO/NEPOOL Year 2000 operating and oversight committees. ISO/NEPOOL currently does not expect that large-scale power interruptions on the regional power grid external to the Company's service territory are likely. The Company's assessment of its own transmission and distribution (T&D) equipment and facilities indicated that the risk of failure of this equipment does not appear to be significant. However, while management believes that a significant disruption to the Company's T&D system caused by a Year 2000 problem is not reasonably likely, due to the interconnectivity to the New England power grid and the reliance on many other entities also connected to the grid, it is impossible to conclude with certainty that there will be no significant interruptions in service.

     In addition, dependable voice and data telecommunications are critical to the Company's ongoing operations. The Company's internal telecommunication systems are either Year 2000 compliant now, or on schedule to become compliant by mid-1999. The Company also relies heavily on external telecommunication systems, i.e., the local and regional telephone systems, and has identified these providers as critical vendors. EUA has made direct contact with representatives of the telephone companies on which the Company depends, each of which anticipates being Year 2000 ready and devoid of major system failures.

     No other significant reasonably likely failure scenarios stemming solely from Year 2000 related problems have been identified thus far through the risk inventory and assessment process. Accordingly, the Company does not currently believe that any Year 2000 related risks in and of themselves constitute reasonably likely worst case scenarios. Rather, the Company's most reasonably likely Year 2000 related worst case scenario would be the occurrence of isolated year 2000 failures such as described above in conjunction with a severe winter storm. However, the Company believes that such year 2000 failures would not likely affect whether the storm event would have a material impact on the Company's business or financial condition.

Year 2000 Contingency Plans:

     The Company is in the process of developing contingency plans for any potential Year 2000 exposure that could have a material impact on its operations or financial well being. It is expected that a preliminary contingency plan will be developed during the first quarter of 1999. A final contingency plan should be completed by June 1999.

Other

     EUA occasionally makes forward-looking projections of expected future performance or statements of our plans and objectives. These forward-looking statements may be contained in filings with the SEC, press releases and oral statements. This report on Form 10-Q contains information about the Company's future business prospects including, without limitation, statements about the potential impact of Year 2000 issues on the Company's financial condition or results. These statements are considered "forward-looking" within the meaning of the Private Securities Litigation Reform Act. These statements are based on the Company's current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. The Company expressly undertakes no duty to update any forward-looking statement

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

Tax Issue

     On January 10, 1997, the Internal Revenue Service (IRS) issued a report in connection with its examination of the consolidated income tax returns of EUA for 1992 and 1993. The report includes an adjustment to disallow EUA's inclusion of its investment in EUA Power's Preferred Stock as a deduction in determining Excess Loss Account (ELA) taxable income relating to the redemption of EUA Power's Common and Preferred Stock in 1993. The IRS has taken the position that the redemption of the Preferred Stock resulted in a capital loss transaction and not a deduction in determining ELA. The Company disagrees with the IRS's position and filed a protest in March 1997. During 1998, EUA has been engaged in discussions with the IRS Appeals Office concerning this matter; a resolution has not yet been achieved. EUA believes that it will ultimately prevail in this matter. However, if the ultimate resolution of this matter is a favorable decision for the IRS and EUA has not generated sufficient capital gain transactions to offset the capital loss, then EUA would be required to record a charge that could have a material impact on financial results in the year of the charge but would not materially impact the financial position of the company.
EUA Cogenex Arbitration

     On October 23, 1998, an arbitrators' panel rendered their decision in a matter involving the 1995 sale of a portfolio of cogeneration units by EUA Cogenex to Ridgewood/Mass Power Partners, et als (Ridgewood). Ridgewood claimed that financial and other warranties in the purchase and sale agreement had been breached. Cogenex entered counterclaims seeking recovery of costs of certain services performed for Ridgewood. The arbitration panel found for the buyer on some of the warranty claims, and awarded damages of approximately $2.6 million plus interest of approximately $900,000 (an amount substantially less than claimed). Cogenex was awarded approximately $400,000 plus interest of approximately $130,000 on its counterclaim.

     EUA Cogenex is reviewing the arbitration panel's decision with counsel to determine the advisability of an appeal. Should EUA decide not to appeal, this charge to earnings would be partially offset by previously established energy related reserves, and thus would not have a material impact on results of operations.

Other

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

     On April 20, 1998, FERC accepted the NEPOOL Tariff conditional on NEPOOL's compliance with a number of issues raised by FERC. On July 22, 1998, NEPOOL made its compliance filing at FERC. The NEPOOL Tariff changes and amendments to the Restated NEPOOL Agreement included in the filing effected compliance with the Commission's April 20, 1998 Order. While there were a large number of changes in the filing, the principal areas of change relate to the addition in the NEPOOL Tariff of a separately available Internal Point to Point Service, the addition of a mechanism to allocate costs to update the regional transmission system, and the replacement of a Non-Use Charge with an In-Service Charge across interconnections.

     To give market participants more choice and to foster competition, the restructured NEPOOL proposes the unbundling of electric service in the NEPOOL control area. The restructured NEPOOL calls for the development of competitive wholesale markets for installed capability, operable capability, energy, automatic generation control, and reserves. These wholesale products will be market-priced based on bid clearing pricing rather than the current cost-based pricing. Market participants will be able to meet their responsibility for these products by buying or selling these various services through bilateral transactions or through the regional power exchange that will be administered through the ISO. On October 29, 1997, FERC issued an order permitting implementation of the installed capability market, which occurred in April of 1998. The remaining markets - operable capability, energy, automatic generation control and the reserve markets are expected to start on January 1, 1999. If the January date is to be achieved, a favorable FERC order needs to be received on or before December 15, 1998.

     In general, the EUA System companies support the changes to NEPOOL because much of the cross-subsidies for sharing costs will be eliminated. These changes will have an impact on the Company's operating revenues and costs as NEPOOL transitions from a cost based to a bid based system.

Item 6.     Exhibits and Reports on Form 8-K

(a)Exhibits - None.

(b)Reports on Form 8-K - None filed in the quarter ended September 30, 1998.

                          SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Eastern Utilities Associates
                                                     (Registrant)



Date:  November 13, 1998                /s/ Clifford J. Hebert, Jr.
                                        Clifford J. Hebert, Jr., Treasurer
                                          (on behalf of the Registrant and
                                            as Principal Financial Officer)