Form 10-K405
period 1998-12-31
EASTERN UTILITIES ASSOCIATES; BLACKSTONE VALLEY ELECTRIC CO; EASTERN EDISON CO
filed 1999-03-31
CIK 31224, 12473, 14407

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   Form 10-K
(Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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


Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrants. As of March 15, 1999:

Eastern Utilities Associates Common Shares, $5 par value - $579,871,415

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  Eastern Utilities Associates Common Shares
     Outstanding at March 15, 1999: 20,435,997
  Blackstone Valley Electric Company Common Shares
     Outstanding at March 15, 1999:   184,062
  Eastern Edison Company Common Shares
     Outstanding at March 15, 1999: 2,339,401

Portions of the Annual Reports to Shareholders of Eastern Utilities
Associates, Blackstone Valley Electric Company, and Eastern Edison Company for the year ended December 31, 1998, are incorporated by reference into Part II. Portions of the Eastern Utilities Associates Proxy Statement, to be filed on or about April 14, 1999 are incorporated by reference into Part III.


                  EASTERN UTILITIES ASSOCIATES
                BLACKSTONE VALLEY ELECTRIC COMPANY
                      EASTERN EDISON COMPANY
                 1998 Annual Report on Form 10-K
                        Table of Contents


Table of Contents. . . . . . . . . . . . . . . . . . . . . . . .I

GLOSSARY OF DEFINED TERMS. . . . . . . . . . . . . . . . . . . IV

                              PART I

Item 1.        BUSINESS. . . . . . . . . . . . . . . . . . . . .1
     System Overview . . . . . . . . . . . . . . . . . . . . . .1
     Proposed Merger Agreement . . . . . . . . . . . . . . . . .1
     General - Core Electric Business. . . . . . . . . . . . . .2

     Electric Utility Industry Restructuring . . . . . . . . . .5
       Generation Divestiture  . . . . . . . . . . . . . . . . .6

     General - EUA Cogenex . . . . . . . . . . . . . . . . . .  7
     General - EUA Energy Investment . . . . . . . . . . . . .  9

     Capital Requirements  . . . . . . . . . . . . . . . . . . 10
       Capital Requirements - EUA. . . . . . . . . . . . . . . 10
       Construction Program - Blackstone . . . . . . . . . . . 10
       Construction Program - Eastern Edison . . . . . . . . . 11

     Fuel for Generation . . . . . . . . . . . . . . . . . . . 11

     Nuclear Power Issues  . . . . . . . . . . . . . . . . . . 14
       General . . . . . . . . . . . . . . . . . . . . . . . . 14
       Decommissioning . . . . . . . . . . . . . . . . . . . . 15
       Millstone 3 . . . . . . . . . . . . . . . . . . . . . . 15
       Connecticut Yankee . . . . . . . . . . . . . . . . . . .16
       Maine Yankee . . . . . . . . . . . . . . . . . . . . . .17
       NRC Oversight . . . . . . . . . . . . . . . . . . . . . 18

     Public Utility Regulation . . . . . . . . . . . . . . . . 18

     Rates   . . . . . . . . . . . . . . . . . . . . . . . . . 19
       FERC Proceedings - Transmission . . . . . . . . . . . . 20
       FERC Proceedings - Supply . . . . . . . . . . . . . . . 21
       Rhode Island Proceedings  . . . . . . . . . . . . . . . 22
       Massachusetts Proceedings . . . . . . . . . . . . . . . 23

     Environmental Regulation  . . . . . . . . . . . . . . . . 24
       General . . . . . . . . . . . . . . . . . . . . . . . . 24
       Preconstruction Reviews . . . . . . . . . . . . . . . . 24
       Solid and Hazardous Waste Regulation. . . . . . . . . . 25
       Superfund Requirements. . . . . . . . . . . . . . . . . 25
       Chemical Regulation . . . . . . . . . . . . . . . . . . 25
       Potential Regulation of Electric and Magnetic Fields. . 25
       Water Regulation. . . . . . . . . . . . . . . . . . . . 26
       Air Regulation. . . . . . . . . . . . . . . . . . . . . 27
       Permit Transfers . . . . . . . . . . . . . . . . . . . .28
       Other Requirements. . . . . . . . . . . . . . . . . . . 29

     Environmental Regulation of Nuclear Power . . . . . . . . 29

     The Year 2000 Issue . . . . . . . . . . . . . . . . . . . 29
       EUA's State of Readiness  . . . . . . . . . . . . . . . 30
       Costs to Address EUA's Year 2000 Issues . . . . . . . . 30
       Risks of EUA's Year 2000 Issues . . . . . . . . . . . . 30
       Year 2000 Contingency Plans . . . . . . . . . . . . . . 31
       Summary of the Year 2000 Issue. . . . . . . . . . . . . 31
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . 31

Item 2.     PROPERTIES . . . . . . . . . . . . . . . . . . . . 32
     Power Supply  . . . . . . . . . . . . . . . . . . . . . . 32
     Other Property. . . . . . . . . . . . . . . . . . . . . . 34

Item 3.     LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . 35
     Rate Proceeding . . . . . . . . . . . . . . . . . . . . . 35
     Environmental Proceedings . . . . . . . . . . . . . . . . 35
     Other Proceedings . . . . . . . . . . . . . . . . . . . . 39

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.40

     Executive Officers of Eastern Utilities Associates. . . . 40

                              PART II

Item 5.     MARKET FOR EUA'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS  . . . . . . . . . . . . . . . 41

Item 6.     SELECTED FINANCIAL DATA. . . . . . . . . . . . . . 41


Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS  . . . . . . . 41

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . 41

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURES. . . . . . .  41


                               PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE
            REGISTRANTS. . . . . . . . . . . . . . . . . . .   42

     Eastern Utilities Associates. . . . . . . . . . . . . . . 42
     Blackstone and Eastern Edison . . . . . . . . . . . . . . 42

Item 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . 43
     Eastern Utilities Associates. . . . . . . . . . . . . . . 43
     Blackstone and Eastern Edison . . . . . . . . . . . . . . 43

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT. . . . . . . . . . . . . . . . . . . . .  44

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . 44

                              PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K . . . . . . . . . . . . . . . . . . . . . . 44
     (a)(1) Financial Statements . . . . . . . . . . . . . . . 44
     (a)(2) Financial Statement Schedules  . . . . . . . . . . 45
     (a)(3) Exhibits (*denotes filed herewith).. . . . . . . . 45
     (b)  Reports on Form 8-K. . . . . . . . . . . . . . . . . 59

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . 61

Report of Independent Accountants. . . . . . . . . . . . . . . 71

Consent of Independent Accountants . . . . . . . . . . . . . . 73

                         GLOSSARY OF DEFINED TERMS

The following is a glossary of frequently used abbreviations and/or acronyms found throughout this report:

The EUA System Companies

     Blackstone               Blackstone Valley Electric Company
     Eastern Edison           Eastern Edison Company
     EUA                      Eastern Utilities Associates
     EUA BIOTEN               EUA BIOTEN Inc.
     EUA Cogenex              EUA Cogenex Corporation
     EUA Day                  EUA Day Company, a division of EUA Cogenex
     EUA Ocean State          EUA Ocean State Corporation
     EUA Service              EUA Service Corporation
     EUA Energy               EUA Energy Investment Corporation
     EUA Energy Services      EUA Energy Services Corporation
     EUA Telecommunications   EUA Telecommunications Corporation
     EUA TransCapacity        EUA TransCapacity, Inc.
     Montaup                  Montaup Electric Company
     Newport                  Newport Electric Corporation
     Registrants              EUA, Blackstone and Eastern Edison
     Renova                   Renova LLC (formerly EUA Nova)
     Retail Subsidiaries      Blackstone, Eastern Edison and Newport

Non-Affiliated Companies

     Connecticut Yankee       Connecticut Yankee Atomic Power Company
     Maine Yankee             Maine Yankee Atomic Power Company
     OSP                      Ocean State Power Project Units 1 and 2
     Vermont Yankee           Vermont Yankee Power Corporation
     Yankee Atomic            Yankee Atomic Electric Company

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

                 GLOSSARY OF DEFINED TERMS (Cont'd)

Regulators/Regulations (continued)

     DEQE                     Massachusetts Department of Environmental
                               Quality Engineering
     DOE                      Department of Energy
     DTE                      Massachusetts Department of Telecommunications
                               and Energy (formerly Massachusetts Department of Public Utilities)
     Energy Policy Act        Energy Policy Act of 1992
     EPA                      Federal Environmental Protection Agency
     FERC                     Federal Energy Regulatory Commission
     IRS                      Internal Revenue Service
     MADEP                    Massachusetts Department of Environmental
                                Protection
     MADOER                   Massachusetts Department of Energy Resources

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

Other

     BTU                      British Thermal Unit
     DSM                      Demand Side Management
     EMF                      Electric and Magnetic Fields
     EWG                      Exempt Wholesale Generator
    IDIQ                      Indefinite Delivery and Indefinite
                                Quantity Contract
     IPP                      Independent Power Producer
     ISO                      Independent System Operator
     kv                       Kilovolt

               GLOSSARY OF DEFINED TERMS (Cont'd)

Other (continued)

     kWh                      Kilowatthour
     mmBtu                    Millions of British Thermal Units
     mw                       Megawatt
     NEPOOL                   New England Power Pool
     PCB                      Polychlorinated Biphenyls
     PRP                      Potentially Responsible Party
     QF                       Qualifying cogeneration and small power
                                production facilities pursuant to PURPA
     Seabrook Project         Seabrook Nuclear Power Project located in
                                Seabrook, New Hampshire







                               PART I

Item 1.                       BUSINESS

System Overview

     Eastern Utilities Associates is a Massachusetts voluntary association organized and existing under a Declaration of Trust dated April 2, 1928, as amended, and is a registered holding company under the 1935 Act. Blackstone, a registered retail electric utility organized under the laws of the State of Rhode Island in 1912 operates in northern Rhode Island. Eastern Edison, a registered retail electric utility company, was organized under the laws of the Commonwealth of Massachusetts in 1883 and operates in southeastern Massachusetts. EUA owns directly all of the shares of common stock of Blackstone, Eastern Edison, and Newport, a retail electric utility which operates in south coastal Rhode Island. These subsidiaries are collectively referred to as the Retail Subsidiaries. Eastern Edison owns all of the permanent securities of Montaup, a generation and transmission company, which currently supplies electricity to Eastern Edison, Blackstone, Newport and two unaffiliated utilities for resale. EUA also owns directly all of the shares of common stock of EUA Cogenex, EUA Energy, EUA Ocean State, EUA Energy Services, EUA Service and EUA Telecommunications. EUA Service provides various accounting, financial, engineering, planning, data processing and other services to all EUA System companies. EUA Cogenex is an energy services company. EUA Energy invests in energy-related projects. EUA Ocean State owns a 29.9% interest in OSP's two gas-fired generating units. (See Item 2. PROPERTIES --Power Supply.) EUA Telecommunications provides telecommunications and information services. The holding company system of EUA, the Retail Subsidiaries, Montaup, EUA Service, EUA Cogenex, EUA Energy, EUA Ocean State, EUA Energy Services, and EUA Telecommunications is referred to as the EUA System. The EUA System is organized into a business unit structure. The Core Electric Business consists of the Retail Subsidiaries and Montaup. (See Electric Utility Industry Restructuring for a discussion of changes taking place in the utility industry in the territories served by EUA's Core Electric Business.) The Energy Related Business includes EUA Cogenex, EUA Energy, EUA Ocean State, EUA Energy Services and EUA Telecommunications. The Corporate Business is made up of EUA and EUA Service.

Proposed Merger Agreement

  On February 1, 1999, EUA and New England Electric System (NEES) announced a merger agreement under which NEES will acquire all outstanding shares of EUA for $31 per share in cash. The merger agreement, which is subject to the approval of EUA shareholders and various regulatory agencies, values the equity of EUA at approximately $634 million, which represents a 23% premium above the price of EUA shares on December 4, 1998, the last trading day before other regional merger announcements affected EUA's share price. EUA shareholders will continue to receive dividends at the current level as declared by the Board of Trustees, until closing of the merger, which is expected to occur by early 2000.

General - Core Electric Business

  As of December 31, 1998, the number of regular employees in the core electric and corporate business units was 950. Blackstone had 93 regular non-union employees. Eastern Edison and Montaup had 256 regular employees. Newport and EUA Service employed 50 and 551, respectively, at December 31, 1998. Labor bargaining unit contracts covering approximately 66 employees of Eastern Edison in the Fall River area, approximately 56 employees of Montaup, and 48 employees of Newport expire in June 1999, January 2000, and March 2002, respectively. Relations with employees are considered to be satisfactory.

  The Core Electric Business supplies retail electric service in 33 cities and towns in southeastern Massachusetts and Rhode Island. The largest communities served are the cities of Brockton and Fall River, Massachusetts. The retail electric service territory covers approximately 597 square miles and has an estimated population of approximately 740,000. At December 31, 1998, Core Electric Business served approximately 305,000 retail customers.

  Blackstone serves a territory of about 150 square miles in portions of northern Rhode Island with a population of approximately 207,000. At December 31, 1998, Blackstone furnished retail electric service to approximately 86,000 customers in the cities of Central Falls, Pawtucket and Woonsocket, and four surrounding towns.

  Eastern Edison supplies retail electric service in 22 cities and towns in southeastern Massachusetts. The largest communities served are the cities of Brockton and Fall River, Massachusetts. The retail electric service territory covers approximately 392 square miles and has an estimated population of approximately 463,000. At December 31, 1998, Eastern Edison served approximately 186,000 retail customers.

  Newport supplies retail electric service to approximately 33,000 customers in the cities of Jamestown, Middletown, Newport, and Portsmouth, Rhode Island.
The retail electric service territory covers approximately 55 square miles and has an estimated population of approximately 70,000.

  The Core Electric Business accounted for approximately 89% of total operating revenues of the EUA System in 1998, 1997 and 1996. The remaining balance of operating revenues during these periods were primarily attributable to EUA Cogenex.

  In 1998, Montaup was required to backstop the Retail Subsidiaries' standard offer energy requirements. (See Electric Utility Industry Restructuring below.) In 1998, about 52% of the current net generating capacity of the EUA System came from a combination of the following sources: (i) wholly owned EUA System generating plants, primarily Montaup's 163-mw Somerset facility located in Somerset, Massachusetts; (ii) Montaup's net entitlement of 248 mw from the 565-mw Canal No. 2 unit, which is located in Sandwich, Massachusetts and is 50% owned by Montaup; and, (iii) entitlements from units in which Montaup has partial ownership interests (by joint ownership through tenancy-in-common or by stock ownership) that are 4.5% or less. The remaining 48% of the net generating capacity of the EUA System came from units in which Montaup has long-term or short-term power contracts for shares ranging from 5.1% to 41.7% of the unit's capacity, including 28% of the OSP Units 1 and 2 in which EUA Ocean State has a 29.9% partnership interest, or entitlements from the Hydro-Quebec Project through NEPOOL. (See Item 2. PROPERTIES -- Power Supply for further details of the EUA System's sources of power supply).

     Consistent with Electric Utility Industry Restructuring legislation passed in Rhode Island and Massachusetts and settlement agreements approved by regulators in those states and at FERC, Montaup has agreed to sell its generating assets. (See "Divestiture" under Electric Utility Industry Restructuring for further discussion of the divestiture process.)

     The Retail Subsidiaries and Montaup hold valid franchises, permits and other rights which are necessary to allow these companies to conduct electric business within the territories which they serve. Such franchises, permits and other rights contain no unduly burdensome restrictions or limitations upon duration. Section 312 of the Massachusetts Electric Industry Restructuring Act signed into law on November 25, 1997 directs the DTE in conjunction with the Massachusetts Department of Energy Resources (MADOER) to commence, no sooner than January 1, 2000, an investigation and review of the manner in which metering, billing and information services (MBIS) are provided and the exclusivity of electric distribution service territories. In the event that the DTE determines that such services should be subject to competition or that territorial exclusivity shall be terminated or altered in any manner, the DTE shall, by no later than January 1, 2001, file its recommendations, along with drafts of legislation necessary to implement said recommendations, with the clerk of the house of representatives. Any unbundling and creation of competition of such services shall not commence unless statutorily authorized.

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

     The electric generation, or supply, function is now a competitive industry in Rhode Island and Massachusetts, and initiatives nationwide are considering adopting similar principles. Recently announced sales of generating portfolios by regional utility companies, including Montaup, should generate a more robust energy market in the regions served by EUA's Core Electric Business as new supply entrants vie for customers. Montaup faces competition from these new suppliers as well as existing suppliers and marketers in selling the output of its current generating capacity and its capacity remaining after divestiture.

      Competition in the generation sector has been developing for two decades, enabled and encouraged by federal and state initiatives. PURPA was intended, among other things, to promote national energy independence and diversification of energy supply and to improve the overall efficiency of energy usage. PURPA created a class of non-utility power generation facilities called qualifying facilities or QFs. PURPA currently allows QFs to sell power generated by the QFs to local utilities at specified rates based on each utility's avoided cost. In order to further promote competition in energy supply, the Energy Policy Act established another class of non-utility generators, referred to as EWGs, which are exempt from the 1935 Act. EWGs and another class of non-utility wholesale generators, generally known as independent power producers or IPPs, are subject to FERC regulations under the Federal Power Act as well as various other federal, state, and local regulations. The Energy Policy Act also increased FERC's power to order transmission access, resulting in FERC's open access transmission order and Regional Transmission Group Policy. As a complement to the federal initiatives, the DTE and the RIPUC implemented regulations in the 1980's and early 1990's which require utilities to integrate least-cost planning with competitive proposals to meet requirements for new generation. Both states also approved in 1993 a Memorandum of Understanding among Montaup and the Retail Subsidiaries that establishes a framework which makes possible a coordinated, regional review of the resource planning and procurement process
of the EUA System Companies.   (See Electric Utility Industry Restructuring
and Public Utility Regulation below).

     On April 24, 1996, FERC issued Orders No. 888 and No. 889 to encourage competition in the bulk power market by requiring all public utilities that own, operate or control interstate transmission to file tariffs that offer others the same transmission services they provide themselves, under comparable terms and conditions, establishing the right and a mechanism for recovery of prudently incurred stranded costs and requiring public utilities to implement standards of conduct and an Open Access Same-time Information System (OASIS). FERC also issued a Notice of Proposed Rulemaking (NOPR) requesting comment on replacing the single tariff contained in the final open access rule with a capacity reservation tariff that would reveal how much transmission is available at any given time. (See Public Utility Regulation below.)

     NEPOOL is a voluntary organization open to any person engaged in the electric business such as investor-owned utilities, municipals, cooperative utilities, power marketers, brokers and load aggregators. On December 31, 1996, NEPOOL, on behalf of its participants, filed a restructuring proposal with FERC. The NEPOOL restructuring proposal was the product of over two years of intense discussions, deliberations and negotiations among the over 130 NEPOOL member participants and many non-participants, including New England state regulators. The key elements of the restructuring proposal were the implementation of a regional NEPOOL Open Access Transmission Tariff (NEPOOL Tariff), the creation of an Independent System Operator (ISO), and the restatement of the NEPOOL Agreement to establish a broader governance structure for NEPOOL and to develop a more open competitive market structure.

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

     To give market participants more choice and to foster competition, the restructured NEPOOL proposes the unbundling of electric service in the NEPOOL control area. The restructured NEPOOL calls for the development of competitive wholesale markets for installed capability, operable capability, energy, automatic generation control, and reserves. These wholesale products will be market-priced based on bid clearing pricing rather than the current cost-based pricing. Market participants will be able to meet their responsibility for these products by buying or selling these various services through bilateral transactions or through the regional power exchange that will be administered through the ISO. On October 29, 1997, FERC issued an order permitting implementation of the installed capability market, which occurred in April of 1998. The remaining markets - operable capability, energy, automatic generation control and the reserve markets are expected to start on April 1, 1999. A favorable FERC order was received on December 17, 1998. Pursuant to the order, NEPOOL made a compliance filing on January 19, 1999, which includes the NEPOOL market rules and procedures. FERC has sixty days to rule on this filing.

     In general, the EUA System companies support the changes to NEPOOL because much of the cross-subsidies for sharing costs will be eliminated. These changes will have an impact on the Company's operating revenues and costs as NEPOOL transitions from a cost-based to a bid-based system.

Electric Utility Industry Restructuring

     Legislation enacted in Rhode Island in 1996 and Massachusetts in 1997 along with approved electric utility industry restructuring settlement agreements in both states and at the federal level granted EUA's Rhode Island and Massachusetts electric customers with choice of electricity supplier and rate reductions commencing January 1, 1998 and March 1, 1998, respectively. Until a customer chooses an alternative supplier, that customer will receive standard offer service from the EUA retail distribution company. Blackstone and Newport are required to arrange for standard offer service through December 31, 2009 and Eastern Edison must arrange for this service through February 28, 2005. Under the approved settlement agreements, Montaup had guaranteed standard offer supply at a fixed price schedule for the duration of the standard offer periods and Blackstone, Newport and Eastern Edison agreed to subject their standard offer requirements to a competitive bidding process in which competitive suppliers would bid against the guaranteed price. Through its successful divestiture process, combined with a competitive bidding process conducted in late 1998, Montaup has assigned 100% of its standard offer obligation to purchasers of its generating assets. The guaranteed standard offer price will increase over time to encourage customers to leave standard offer service and enter the competitive power supply market.

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

     As part of the approved settlement agreements, Montaup agreed to divest its entire generation portfolio. The net proceeds of the sale, as defined in the settlement agreements, will be used to mitigate Montaup's CTC to its retail affiliates via a Residual Value Credit (RVC). The RVC will reduce the fixed component of the CTC by an amount equal to the net proceeds, with a return, over the period commencing on the date the RVC is implemented through December 31, 2009. Montaup has filed to implement the RVC effective April 1, 1999 and is awaiting FERC approval.

Generation Divestiture

     Montaup now has agreements to sell all of its non-nuclear power generation assets and its 2.9% ownership share of the Seabrook Nuclear Station and has agreements to transfer all of its remaining purchased power contracts with the exception of its purchase power commitment with the Vermont Yankee Nuclear Station.

     On January 5, 1999, EUA announced that Montaup had agreed to transfer its remaining non-nuclear power purchase contracts, amounting to approximately 177 mw to Constellation Power Source, Inc. Montaup previously entered into agreements to sell: its 160-mw Somerset, Massachusetts electric generating station for approximately $55 million to NRG Energy, Inc.; its 2.6% (16 mw) share of the W. F. Wyman Unit 4 in Yarmouth, Maine to the Florida based FPL Group for approximately $2.4 million; and its 2.9% share (34 mw) of the Seabrook Station nuclear power plant to the Great Bay Power Corporation, a subsidiary of BayCorp Holdings, Ltd. for $3.2 million. Montaup has also signed agreements for the transfer of power purchase contracts for approximately 170 mw between Montaup and Ocean State Power and for the buyout of its 11% (73 mw) power entitlement from the Pilgrim Nuclear Power Station in Plymouth, Massachusetts. All of the sale and contract transfer agreements are subject to federal and/or state regulatory approvals, including that of the Nuclear Regulatory Commission with respect to the Seabrook sale. Closing of the non-nuclear sale agreements are anticipated to take place in the first quarter of 1999. The Seabrook sale and Pilgrim buyout are expected to take place later in 1999.

     The sale of Montaup's 50% share (280 mw) of Unit 2 of the Canal generating station in Sandwich, Massachusetts to Southern Energy for $75 million, which was announced in May 1998, was completed on December 30, 1998, and the sale of two diesel-powered generating units (totaling approximately 16 mw) owned by Newport to Illinois-based Wabash Power Equipment Co. for $1.5 million closed on October 1, 1998.

     Montaup's remaining generating capacity includes approximately 46 mw from its 4.0% joint ownership share of Millstone 3 nuclear unit and 12 mw from its 2.25% equity ownership of the Vermont Yankee nuclear facility. EUA will continue to attempt to sell and/or transfer its minority interests in these units.
      General - EUA Cogenex

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

     On October 23, 1998, an arbitrators' panel rendered their decision in a matter involving the 1995 sale of a portfolio of cogeneration units by EUA Cogenex to Ridgewood/Mass Power Partners, et al (Ridgewood). Ridgewood claimed that financial and other warranties in the purchase and sale agreement had been breached. Cogenex entered counterclaims seeking recovery of costs of certain services performed for Ridgewood. The arbitration panel found for the buyer on some of the warranty claims, and awarded damages of approximately $2.6 million plus interest of approximately $900,000 (an amount substantially less than claimed). Cogenex was awarded approximately $400,000 plus interest of approximately $130,000 on its counterclaim. Cogenex has paid the arbitration panel's net award less interest and has recorded this charge to earnings during the quarter ended December 31, 1998. Ridgewood has claimed attorney fees and costs in excess of $900,000. The issue of the parties' respective rights to attorney's fees has been heard and is under advisement. Cogenex has taken the position that the claim is excessive and that in fact EUA Cogenex should be awarded a substantial portion of attorney fees and costs incurred by it as a prevailing party against several claimants and otherwise.

     Through May 1, 1998, EUA Cogenex also operated a lighting services division, Renova. Renova provides lighting products designed to achieve an efficiency gain through the integration of various lamp, ballast and light reflector products. In order that EUA Cogenex concentrate on its core business, the assets and liabilities of RENOVA were transferred to EUA Energy Investment. EUA Cogenex also operates a controls division, EUA Day. EUA Day is primarily engaged in the business of customization, installation and servicing of building temperature control systems, monitoring and verification systems and process control systems for the purpose of energy conservation. These systems are primarily designed for regulating lighting and heating, ventilation and air-conditioning, but can also simultaneously be used for security surveillance, building entry and exit, equipment monitoring and air quality monitoring.

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

     At December 31, 1998, EUA Cogenex employed 187 persons in its operations.

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

     In addition, EUA Cogenex has recently concentrated on obtaining contract awards under the Department of Energy's (DOE) Energy Saving Performance Contracting Programs. In 1998, EUA Cogenex was awarded the DOE's Midwest region's Indefinite Delivery and Indefinite Quantity (IDIQ) contract to provide energy conservation services to reduce energy and water consumption and associated utility costs. Early in 1999, EUA Cogenex was awarded its second IDIQ from the DOE to provide energy-saving services in the Mid-Atlantic region. The DOE has authorized $750 million in capital expenditures under this contract.

     Under the Mid-Atlantic IDIQ contract, EUA Cogenex will provide energy conservation services in federally-owned facilities in the six-state area of Delaware, Maryland, New Jersey, Pennsylvania, Virginia, and West Virginia, in addition to Washington, D.C.

     Over the past year, EUA Cogenex has been involved in energy saving projects at numerous federal facilities such as the U.S. Department of Energy Headquarters in Washington, D.C, the U.S. Army Base at Fort Lewis, Washington, the National Cancer Institute and U.S. Army Garrison at Fort Detrick, Maryland and the Department of Veterans Affairs Medical Center in West Haven, Connecticut.

     As of December 31, 1998, EUA Cogenex participated in five partnerships.
It is the managing general partner in all of the partnerships and has limited partnership interest in certain of the partnerships. EUA Cogenex has provided virtually all of the capital to the partnerships and is generally entitled to a return of, and on, this capital before any significant partnership distribution is made to the other general partners. All partnerships and their customers are subject to the same selection and screening process to establish acceptable credit quality.

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

     The following table sets forth the amounts of revenues, pre-tax income, net earnings and identifiable assets attributable to the consolidated operations of EUA Cogenex:
                                            Year Ended December 31,
                                      1998            1997           1996
                                                 (In Thousands)
    Operating Revenues             $54,776         $61,321        $56,317
    Pre-tax Income (Loss)         $(2,090)(1)         $769       $(10,186)(2)
    Net Earnings (Loss)           $(1,299)(1)         $202        $(6,522)(2)
    Total Assets                 $157,188         $188,351       $195,161

(1) Includes after-tax charge of $2.1 million related to the 1995 sale of cogeneration projects.
(2) Includes pre-tax charge of $5.9 million, $3.7 million after-tax, related to the June 1996 write down of certain project costs.

General - EUA Energy Investment

     EUA Energy Investment is a wholly owned subsidiary of EUA. EUA Energy Investment invests in energy related projects such as EUA BIOTEN, Separation Technologies, Inc. and EUA TransCapacity. EUA BIOTEN is an investment in a general partnership which is developing a generating unit that burns biomass-agricultural waste and creates renewable energy. EUA BIOTEN is currently in negotiations with a third party investor for the restructuring of the BIOTEN G.P. into a corporation. EUA BIOTEN intends to transfer its total partnership investment of approximately $13.5 million at December 31, 1998, into a non-voting preferred equity ownership interest in a newly-formed corporation. Effective March 1, 1999, EUA BIOTEN will no longer have any funding obligations to the BIOTEN Partnership or the restructured entity. Separation Technologies, Inc. of which EUA Energy Investment has a 20% equity interest, markets and installs patented technology that separates unburned carbon from coal fly-ash, which enables the customer to sell the fly-ash to secondary markets and to reburn the separated carbon. EUA TransCapacity is an investment in a limited partnership which has developed and now markets software system of data acquisition, delivery and coordination using electronic data interchange
(EDI) for the natural gas industry. RENOVA operations were transferred from EUA Cogenex to EUA Energy Investment in May 1998. EUA Energy Investment is continuing in its efforts to negotiate strategic alliances or sales of its other energy related investments, including EUA Transcapacity and RENOVA.

     See Note I - Financial Information by Business Segment, of Consolidated Financial Statements contained in the EUA's Annual Report to Shareholders for the year ended December 31, 1998 (Exhibit 13-1.03 filed herewith).

Capital Requirements

Capital Requirements - EUA:

     The EUA System's cash construction expenditures for the year ended December 31, 1998 were approximately $51.2 million.

     Planned core electric cash construction expenditures and energy related capital requirements for 1999, 2000 and 2001 as set forth below, are estimated to total $270.2 million, and are expected to be financed with internally generated funds.

                                      EUA SYSTEM CONSTRUCTION PROGRAM
                                             (In Thousands)

                               1999         2000         2001     3-Yr. Total

Generation                   $5,310       $3,573       $3,573         $12,456
Transmission                  8,328        8,578        8,835          25,741
Distribution                 19,582       20,169       20,775          60,526
General                         473          487          502           1,462
Total Utility Construction
 Requirements                33,693       32,807       33,685         100,185
EUA Cogenex Capital
 Requirements                51,240       55,926       61,315         168,481
EUA Energy Capital
 Requirements                 1,500         -            -              1,500
Total                       $86,433      $88,733      $95,000        $270,166


Construction Program - Blackstone:

      Blackstone's cash construction expenditures for the year ended December 31, 1998 were approximately $6.0 million, related primarily to its electric distribution system.

      Planned cash construction expenditures for 1999, 2000 and 2001, as set forth below, are estimated to total $26.7 million.

                                     BLACKSTONE CONSTRUCTION PROGRAM
                                              (In Thousands)

                               1999         2000         2001     3-Yr. Total


Transmission                 $1,966       $2,025       $2,086          $6,077

Distribution                  6,598        6,796        7,000          20,394

General                          87           90           92             269

  Total                      $8,651       $8,911       $9,178         $26,740


Construction Program - Eastern Edison:

      Eastern Edison's cash construction expenditures for the year ended December 31, 1998 were approximately $14.0 million.

      Cash construction expenditures of Eastern Edison and Montaup for 1999, 2000 and 2001 as set forth below, are estimated to total $61.9 million.

                 EASTERN EDISON CONSTRUCTION PROGRAM
                           (In Thousands)

                        1999                2000                   2001                 3-Yr. Total
                Eastern              Eastern               Eastern                Eastern
                Edison     Montaup   Edison    Montaup     Edison     Montaup     Edison    Montaup   Combined


Generation      $           $5,252   $         $3,573      $           $3,573     $         $12,398    $12,398
Transmission      1,319      4,557    1,359     4,694       1,399       4,835      4,077     14,086     18,163
Distribution     10,108              10,411                10,724                 31,243                31,243
General              34                  35                    36                    105                   105
Total           $11,461     $9,809  $11,805    $8,267     $12,159      $8,408    $35,425    $26,484    $61,909


Fuel for Generation

     In 1998, the Retail Subsidiaries relied primarily on power purchased from Montaup to meet the electric energy requirements of their standard offer and default service customers. The standard offer requirement became subject to a competitive solicitation in the third quarter of 1998. Alternate suppliers will begin satisfying the requirements of the Retail Subsidiaries in 1999. Completion of the competitive solicitation for default service requirements is expected by the second quarter of 1999. (See Electric Utility Industry Restructuring above.)

     The Retail Subsidiaries recover their costs associated with the purchase of power to meet their standard offer and default service through the operation of revenue adjustment clauses which are designed to provide recovery of such costs.

     For 1998, the EUA System's sources of energy, by fuel type, were as follows: 26% oil, 29% gas, 17% coal, 23% nuclear, and 6% other. During 1998, Montaup had an average inventory of 58,795 tons of coal for its steam generating unit at the Somerset Station, the equivalent of 65 days' supply (based on average daily output at 80% capacity factor for the coal unit (see
Item 2. PROPERTIES -- Power Supply). The cost of coal averaged about $49.50 per ton in 1998 which is equivalent to oil at $11.15 per barrel. Montaup coal is under contract, and coal prices have historically been very stable. Montaup also maintained an average inventory of Nos. 2 and 6 oil of 1,748 barrels and 60,066 barrels, respectively. These fuels are used for start-up and flame stabilization for Montaup's steam generating unit. The cost of Nos. 2 and 6 oil averaged $16.55 per barrel and $12.45 per barrel in 1998, respectively. Montaup also maintained an average inventory of jet oil of 2,132 barrels at an average cost per barrel of $20.75 during 1998 for its two peaking units at the Somerset Station.

     Currently, Montaup has a one year purchase order effective through December 1999 with a coal producer. Barge and rail agreements for coal transportation are also in place through 1999. The 1998 year-end coal inventory of approximately 93,072 tons is all 0.6% to 0.7% sulfur coal which is compliant with Clean Air Act requirements. Montaup has an agreement to sell its Somerset Generating Station, expected to be completed in the first quarter of 1999.

     Canal Electric Company (Canal), on behalf of itself, Montaup and others had a one year contract with a supplier for up to 100% of the fuel-oil requirements of Canal Unit Nos. 1 and 2 that expired in March of 1999. Those contracts permitted up to 50% of fuel oil purchases in the spot market. Fuel prices are based on oil market posting at the time of delivery. For 1998, the cost of oil per barrel at Canal averaged $12.90. Additionally, Canal had a contract in 1998 with a gas supplier of Canal No. 2's daily gas requirements from March through October 1998. On December 30, 1998, Montaup sold its 50% ownership interest in Canal 2 and has an agreement to transfer its obligations under a power purchase contract from Canal 1 expected to be effective in the first quarter of 1999.

     Montaup's costs of fossil and nuclear fuels for the years 1996 through 1998, together with the weighted average cost of all fuels, are set forth below:

                                                  Mills* per kWh
                                          1998        1997           1996

      Nuclear   . . . . . . . . .          5.0         5.7            5.0
      Gas       . . . . . . . . .         15.6        16.4           14.4
      Coal      .  . . . . . . . .        18.9        18.6           19.6
      Oil       . . . . . . . . .         22.3        31.0           37.7
      All fuels . . . . . . . . .         15.7        19.2           16.7

      *One Mill is 1/10 of one cent

     OSP has two gas supply contracts which expire on September 30, 2011, for its two 250 mw generators. The cost of gas for 1998 averaged $1.38 per mmBtu or approximately $11.5 mills per kWh generated.

     The owners (or lead participants) of the nuclear units in which Montaup has an interest have made, or expect to make, various arrangements for the acquisition of uranium concentrate, the conversion, enrichment, fabrication and utilization of nuclear fuel and the disposition of that fuel after use. The owners (or lead participants) of United States nuclear units have entered into contracts with the DOE for disposal of spent nuclear fuel in accordance with the NWPA. The NWPA requires (subject to various contingencies) that the federal government design, license, construct and operate a permanent repository for high level radioactive wastes and spent nuclear fuel and establish a prescribed fee for the disposal of such wastes and nuclear fuel. The NWPA specifies that the DOE provide for the disposal of such waste and spent nuclear fuel starting in 1998. Objections on environmental and other grounds have been asserted against proposals for storage as well as disposal of spent nuclear fuel. The DOE now estimates that a permanent disposal site for spent fuel will not be ready to accept fuel for storage or disposal until at least the year 2010. Montaup currently owns a 4.01% interest in Millstone 3 and a 2.9% interest in Seabrook I. Montaup has an agreement to sell its 2.9% ownership interest in the Seabrook Nuclear Station, expected to be completed in the later part of 1999. Northeast Utilities, the operator of the units, indicates that Millstone 3 has sufficient on-site storage facilities which, with rack additions, can accommodate its spent fuel for the projected life of
the unit.   At the Seabrook Project, there is on-site storage capacity which, with rack additions, will be sufficient until at least the year 2011.

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

     In early 1998, Yankee Atomic, Maine Yankee and Connecticut Yankee, individually, as well as a number of other utilities, filed suit in federal appeals court seeking a court order to require the DOE to immediately establish a program for the disposal of spent nuclear fuel. Under the Nuclear Waste Policy Act of 1992, the DOE was to provide for the disposal of radioactive wastes and spent nuclear fuel starting in 1998 and has collected funds from owners of nuclear facilities to do so.

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

     Also, Yankee Atomic, Connecticut Yankee, and Maine Yankee filed lawsuits against the DOE in the U.S. Court of Federal Claims seeking damages of $70 million, $90 million and $128 million, respectively, as a result of the DOE's refusal to accept the spent nuclear fuel. In late October and early November 1998, the U.S. Court of Federal Claims issued rulings with respect to Yankee Atomic, Maine Yankee, and Connecticut Yankee finding that the DOE was financially responsible for failing to accept spent nuclear fuel. These rulings clear the way for Yankee Atomic, Connecticut Yankee and Maine Yankee to pursue at trial their individual damage claims. Management cannot predict at this time the ultimate outcome of these actions.

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

     The Price-Anderson Act provides, among other things, that the limit of liability for a nuclear incident would not exceed an amount which at present is about $9.9 billion. Under the Price-Anderson Act, prior to operation of a nuclear reactor, the facility is required to insure against this exposure by purchasing the maximum amount of liability insurance available from private sources currently $200 million and to maintain the insurance available under a mandatory industry-wide retrospective rating program. Should liability for an incident exceed $200 million, the difference between such liability and the overall maximum liability, currently about $9.7 billion, will be made up by the retrospective rating program. Under such a program, each operating nuclear facility may be assessed a retrospective premium of up to a limit of $88.1 million (which shall be adjusted for inflation at least every five years) for each reactor owned in the event of any one nuclear incident occurring at any reactor in the United States, with provision for payment of such assessment to be made over time as necessary to limit the payment in any one year to no more than $10 million per reactor owned. With respect to operating nuclear facilities of which it is a part owner or from which it contracts (on terms reflecting such liability) to purchase power, Montaup would be obligated to pay its proportionate share of any such assessment.

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

     Montaup is recovering through rates its share of estimated decommissioning costs for Millstone 3 and Seabrook I. Montaup's share of the current estimate of total costs to decommission Millstone 3 is $22.4 million in 1998 dollars, and Seabrook I is $14.4 million in 1998 dollars. These figures are based on studies performed for the lead owners of the plants. In addition, pursuant to contractual arrangements with other nuclear generating facilities in which Montaup has an equity ownership interest or life of the unit entitlement, Montaup pays into decommissioning reserves. Such expenses are currently recoverable through rates.

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

     In October 1996, the NRC, which had raised numerous issues with respect to Millstone 3 and certain of the other nuclear units in which Northeast and its subsidiaries, who either individually or collectively have the largest ownership shares, informed Northeast that it was establishing a Special Projects Office to oversee inspection and licensing activities at Millstone. The Special Projects Office was responsible for (1) licensing and inspection activities at Northeast's Connecticut plants, (2) oversight of an Independent Corrective Action Verification Program, (3) oversight of Northeast's corrective actions related to safety issues involving employee concerns, and (4) inspections necessary to implement NRC oversight of the plants' restart activities. Also, the NRC directed Northeast to submit a plan for disposition of safety issues raised by employees and retain an independent third-party to oversee implementation of this plan.

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

     The non-operating owners of Millstone 3 claim that Northeast and its subsidiaries failed to comply with NRC regulations, failed to operate the facility in accordance with good utility operating practice and attempted to conceal their activities from the non-operating owners and the NRC. The arbitration and lawsuits seek to recover costs associated with replacement power and O&M costs resulting from the shutdown of Millstone 3. The non-operating owners conservatively estimate that their losses will exceed $200 million. Montaup's share of this estimate is approximately $8.0 million. In December 1997, Northeast filed a motion to dismiss the non-operating owners' claims, or alternatively to stay the pending lawsuit until after resolution of the arbitration case. These requests were denied in July 1998.

     Montaup paid its share of Millstone 3's O&M expenses during the prolonged outage on a reservation of right basis. The fact that Montaup made payment for these expenses is not an admission of financial responsibility for expenses incurred during the outage.

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

     In October 1996, Montaup, as one of the joint owners, participated in an economic evaluation of Connecticut Yankee which recommended permanently closing the unit and replacing its output with less expensive energy sources. In December 1996, the Board of Directors of Connecticut Yankee voted to retire the generating station. Connecticut Yankee certified to the NRC that it had permanently closed power generation operations and removed fuel from the reactor. Montaup's share of the total estimated costs for the permanent shutdown, decommissioning, and recovery of the investment in Connecticut Yankee is approximately $23.8 million and is included with Other Liabilities on the Consolidated Balance Sheet as of December 31, 1998. The recovery of this estimated amount, elements of which have been disputed by certain intervening parties, is subject to approval of FERC. Also, due to anticipated recoverability, a regulatory asset has been recorded for the same amount and is included with Other Assets.

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

Maine Yankee:

     On August 6, 1997, as the result of an economic evaluation, the Maine Yankee Board of Directors voted to permanently close that nuclear plant. Montaup has a 4.0% equity ownership in Maine Yankee. Montaup's share of the total estimated costs for the permanent shutdown, decommissioning, and recovery of the remaining investment in Maine Yankee is approximately $31.0 million and is included with Other Liabilities on the Consolidated Balance Sheet as of December 31, 1998. Also, due to recoverability, a regulatory asset has been recorded for the same amount and is included with Other Assets.

     On November 6, 1997, Maine Yankee submitted an estimate of its costs, including recovery of unamortized plant investment (including fuel), to the FERC reflecting the fact that the plant was no longer operating and had entered the decommissioning phase. On January 14, 1998, the FERC accepted the new rates, subject to refund, and amounts of Maine Yankee's collections for decommissioning. FERC also granted intervention requests and ordered a public hearing on the prudency of Maine Yankee's decision to shut down the plant and on the reasonableness of the proposed rate amendments. On January 19, 1999, Maine Yankee and the active intervening parties, including the Secondary Purchasers, filed an Offer of Settlement with FERC which was supported by FERC trial staff on February 8, 1999. Upon commission approval, this agreement will constitute full settlement of issues raised in this proceeding.

     As a result of the August 1997 shutdown, Montaup and the other equity owners had been notified by the Secondary Purchasers that they would no longer make payments for purchased power to Maine Yankee. The Secondary Purchase Contracts are between the equity owners as a group and 30 municipalities throughout New England. At present, the equity owners are making payments to Maine Yankee to cover the payments that would be made by the municipals. Prior to shutdown, the municipals had been assigned 0.41% of Montaup's 4.0% share and Montaup had retained a 3.59% share.

     On November 28, 1997, the Secondary Purchasers sent a Notice of Initiation of Arbitration to the equity owners of Maine Yankee. On December 15, 1997, the equity owners as a group filed at FERC a Complaint and Petition for Investigation, Contract Modification, and Declaratory Order. On April 7, 1998, a Maine judge denied the Secondary Purchasers' motion to compel arbitration and indicated the jurisdictional question should be first decided by FERC. On April 15, 1998, the Secondary Purchasers notified FERC of the judge's decision and asked for expedited action on the pending complaint against them for non-payment. A separately negotiated Settlement Agreement filed with FERC on February 5, 1999, upon approval, would resolve issues raised by the Secondary Purchasers by limiting the amount they will pay for decommissioning and settling other points of contention.

     Management does not believe that these settlements, if approved, will have a material effect on EUA's future operating results or financial position.

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

NRC Oversight:

     Recent actions by the NRC, some of which are cited above, indicate that the NRC has become more critical and active in its oversight of nuclear power plants. EUA is unable to predict at this time what, if any, ramifications these NRC actions will have on any of the other nuclear power plants in which Montaup has an ownership interest or power contract.

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

     See Rates with respect to regulation of rates charged to customers. See Environmental Regulation. See Fuel for Generation with respect to the disposal of spent nuclear fuel. See Environmental Regulation of Nuclear Power and see Nuclear Power Issues with respect to regulation of nuclear facilities by the NRC. See also Electric Utility Industry Restructuring. Rates

     Rates charged by Montaup (which sells power only for resale) are subject to the jurisdiction of FERC. The rates for services rendered by the Retail Subsidiaries for the most part are subject to approval by and are on file with the DTE in the case of Eastern Edison and with the RIPUC in the case of Blackstone and Newport. For the twelve months ended December 31, 1998, 60% of EUA's consolidated revenues were subject to the jurisdiction of FERC, 16% to that of the DTE and 13% to that of the RIPUC. The remaining 11% of consolidated revenues were generated from EUA Cogenex and EUA Energy Investment and are not subject to jurisdiction of utility commissions. For the twelve months ended December 31, 1998, 79.5% of Eastern Edison's consolidated revenues were subject to the jurisdiction of the FERC and 20.5% to DTE. Additionally, rates charged by OSP are subject to the jurisdiction of FERC. All OSP (Unit 1 and Unit 2) power contracts have been approved by FERC. However, pursuant to the OSP unit power agreements, rate supplements are required to be filed annually subject to FERC approval. This process may result in rate increases or decreases to OSP power purchasers.

     Recent general rate increases for Montaup and the Retail Subsidiaries are as follows (In Thousands):

                            Applied For                Effective (1)
                      Annual                      Annual
                      Revenue          Date       Revenue        Date
Federal
   - Montaup          See Electric Utility Industry Restructuring

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

FERC Proceedings - Transmission:

     On October 31, 1997 Montaup filed an amendment to its open access transmission tariff to include retail transmission service to customers of the Pascoag Fire District. This filing was accepted by FERC subject to refund and became effective on January 1, 1998. Montaup has concluded settlement discussions with the Pascoag Fire District and filed an Offer of Settlement on January 23, 1998.

     On December 15, 1997 Montaup reached a settlement with its wholesale customers and FERC to resolve FERC Docket ER97-4691-000. This docket established a formula rate schedule for Montaup's annual transmission revenue requirement. Filing of the settlement has been delayed by the Commission's decision on January 14, 1998 to consolidate FERC Docket ER98-861-000 into this proceeding.

     On January 20, 1998 Montaup revised its Network Transmission Agreements with its retail affiliates to eliminate a provision for an access charge to comply with a prior FERC order.

     On November 25, 1997 Montaup filed an amendment to its open access transmission tariff to include support payments made by Montaup for Pool Transmission Facilities (PTF). The impact of this filing in FERC Docket ER98-861-000 is to increase Montaup's annual transmission revenue requirement by approximately $1.8 million. On January 14, 1998 the Commission consolidated this filing with FERC Docket ER97-4691-000. This docket established a formula rate schedule for Montaup's annual transmission revenue requirement. Montaup reached a settlement with the municipals and the FERC Staff in these dockets and filed an Offer Settlement on all rate issues on March 6, 1998 with FERC and was accepted by FERC on June 25, 1998.

     On March 26, 1998 Montaup filed a revision to Schedule 13 of its Open Access Transmission Tariff. This filing provides for the collection of Rhode Island Gross Receipts Tax. This filing was accepted by the FERC on April 24, 1998.

     On September 21, 1998 Montaup filed an amendment to its Open Access Transmission Tariff. The amendment was precipitated by a FERC order on July 22, 1998 of NOATT. Three municipals intervened in Montaup's filing. On October 28, 1998, Montaup and the municipals agreed upon a settlement.

     On December 14, 1998 Montaup filed revisions to its Standard of Conduct to comply with a FERC order on November 30, 1998.

FERC Proceedings - Supply:

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

     On August 7, 1998, Montaup petitioned FERC to approve the sale of its 50% interest in the Canal 2 generating facility to Southern Energy New England, LLC for $75 million. Approval was granted in an order issued by FERC on November 12, 1998.

     On October 2, 1998, Montaup filed with FERC an agreement for the transfer of its OSP I and OSP II purchased power obligations to TransCanada Power Marketing LTD (TransCanada) in exchange for fixed monthly contributions from Montaup beginning in 1999 and ending December 31, 2007. TransCanada will assume all future OSP I and OSP II contractual obligations of Montaup less the fixed monthly contributions for the balance of the contracts periods. FERC accepted the agreement on October 29, 1998.

     On November 30, 1998, Montaup petitioned FERC to approve the sales of its 160 mw Somerset Station to Somerset Power, LLC for approximately $55 million and its 2.63% interest in Wyman Station electric generating plant to FPL Energy Wyman IV LLC for approximately $2.4 million. This filing is currently pending before FERC.

     On January 7, 1999, Montaup petitioned FERC to approve the sale of its 2.9% interest in the Seabrook nuclear generating facility to Great Bay Power Corporation for approximately $3.2 million. The agreement also provides that Montaup prefund its 2.9% share of the unit's decommissioning liability up to an agreed upon amount at the time of sale. Great Bay will assume all future operating and decommissioning obligations of the unit. This filing is currently pending before FERC.

     On February 1, 1999, Montaup filed with FERC an agreement for the transfer of approximately 177 mw of its purchased power obligations to Constellation Power Source Inc. (Constellation) in exchange for fixed monthly contributions from Montaup beginning in 1999 and ending December 31, 2009. Constellation will assume all future Canal I, McNeil, Northeast Energy Associates, Blackstone Hydro Electric and Hydro Quebec Firm Energy contractual obligations of Montaup less the fixed monthly contribution for the balance of the contracts periods. This filing is currently pending before FERC.

     On February 5, 1999, Montaup petitioned FERC for a declaratory order approving Montaup's Recovery of a proposed buyout of Montaup's obligations under the Pilgrim Nuclear Station Purchased Power Agreement with Boston Edison
(BEC) and above market costs of a purchase power agreement with the station's prospective owner. The buyout agreement is in conjunction with BEC's plans to sell the unit to Entergy Nuclear Generating Co. (Entergy). Along with the buyout payment of $115.8 million, assuming a June 30, 1999 closing, Montaup has agreed to a short-term, fixed price purchased power contract with Entergy for declining shares of Pilgrim's output beginning with 11% in 1999 and ending with 5.5% in 2004. Entergy will assume all future operating and decommissioning obligations of the unit. This filing is currently being litigated.

     On February 12, 1999, Montaup petitioned FERC to implement a RVC effective April 1, 1999. This filing seeks approval to lower Montaup's CTC to the Retail Subsidiaries as a result of Montaup's generation assets divestiture and other adjustments. Montaup is requesting to lower the CTC it bills from 3.04 cents per kWh to 2.10 per cents kWh for Eastern Edison and from 3.0 cents per kWh to
2.04 cents per kWh and 2.06 cents per kWh in the case of Blackstone and Newport, respectively. This filing is currently being litigated. See Electric Utility Industry Restructuring.

Rhode Island Proceedings:

     On November 13, 1997, Blackstone and Newport filed a report on their annual return on equity for the twelve months ended September 30, 1997 as prescribed in the URA. These filings resulted in the refund of approximately $307,000 and $136,000 to customers of Blackstone and Newport, respectively. The annual return on equity reports for the twelve months ended December 31, 1998 were filed on February 16, 1999 resulting in approximately $300,000 and $438,000 being refunded to Blackstone and Newport customers, respectively.

     On April 1, 1998, Blackstone and Newport filed their Annual Performance Standards Report in Compliance with Order 15383. This report presented Blackstone's and Newport's performance against each of the Performance Standards based on actual data for the twelve months ending December 31, 1997 resulting in revenue increases of $127,288 for Blackstone and $69,088 for Newport. These increases are being collected through a per-kilowatthour factor effective July 1, 1998 through June 30, 1999. The factor for Blackstone is $0.00010/kWh and the factor of Newport of $0.00012/kWh. Blackstone and Newport will be making their Annual Performance Standard Report filing for the twelve months ending December 31, 1998 in early 1999.

     On April 15, 1998, Blackstone and Newport made a Standard Offer Service and Last Resort Service filing, docket No. 2716 with the RIPUC. The purpose of the filing was to comply with the URA by replacing the Interim Generation Service and Last Resort Service tariffs approved for service on and after January 1, 1998. The tariffs were approved in Order 15640 for consumption on and after June 1, 1998.

     On October 30, 1998, Blackstone and Newport made a Standard Offer Service Tariff Advice Filing with the RIPUC, docket No. 2834. The purpose of this filing was to update the Companies' tariffs to reflect the change in Montaup's Standard Offer Rate effective January 1, 1999 and also to update the Companies' Last Resort Service rates. These rates were approved by the RIPUC in Order 15756, however, the Companies are required to procure Last Resort Service through a competitive solicitation once the NEPOOL energy markets are operating in early 1999. Effective January 1, 1999, Blackstone and Newport began billing the new Standard Offer Rate at an average of 3.5 cents per kilowatthour.

     On March 1, 1999, Blackstone and Newport filed with the RIPUC to reduce their access charge from 2.8 cents per kilowatthour to 2.04 cents and 2.06 cents per kilowatthour, respectively. This filing will change their rates to reflect the residual value credit calculated from the divestiture of Montaup's generation assets which lowers the contract termination charge that Montaup charges Blackstone and Newport.

Massachusetts Proceedings:

     On December 31, 1997, Eastern made a partial compliance filing of unbundled rates and Terms and Conditions to facilitate its Settlement Agreement and received an order approving them on January 8, 1998. On February 9, 1998, Eastern made a second compliance filing of retail delivery rates, standard offer service, and default service. On February 25, 1998, Eastern submitted revisions to its February 9, 1998 compliance filing and on February 27, 1998, the DTE approved the filing. Rates were effective March 1, 1998 coincident with retail choice of electricity supplier. On that date, Eastern Edison began billing an access charge of 3.04 cents per kilowatthour and a Standard Offer rate of 2.8 cents per kilowatthour.

     On July 1, 1997, the EUA companies filed their Plan for Implementing Divestiture and Corporate Restructuring with the DTE, Docket DTE 97-105. The plan was updated in a supplemental filing on November 21, 1997.

     On August 7, 1998, Montaup petitioned the DTE to approve the sale of its 50% interest in the Canal 2 generating facility to Southern Energy New England, LLC. This filing was docketed DTE 98-83 and consolidated with Docket DTE 98-78, the ComEnergy companies' petition for sale of its generating assets. Approval of the sale was granted in an order issued by the DTE on October 30, 1998.

     On December 4, 1998, Montaup petitioned the DTE to approve the sales of its 160 mw Somerset Station to Somerset Power, LLC and its 1.96% interest in Wyman Station electric generating plant to FPL Energy Wyman IV LLC. This filing is part of Docket 97-105 and is currently being litigated.

     On January 9, 1999, Montaup petitioned the DTE to approve the sale of its 2.9% interest in the Seabrook nuclear generating facility to Great Bay Power Corporation. This has been docketed DTE 99-9 by the DTE and is currently being litigated.

     On February 16, 1999, Eastern Edison petitioned the DTE to approve its guaranty of the obligations of Montaup pursuant to Montaup's purchase and sale agreement with Constellation Power Source. This has been docketed DTE 99-21 by the DTE and is scheduled for a hearing in March 1999.

     On March 12, 1999, Eastern Edison made a filing with the DTE to reduce its access charge from 3.04 cents per kilowatthour to 2.10 cents per kilowatthour. This filing will change Eastern Edison's rates to reflect the residual value credit calculated from the divestiture of Montaup's generation assets which lowers the contract termination charge that Montaup charges Eastern Edison. This filing also requests an increase in Eastern Edison's Standard Offer Rate from the current 3.1 cents per kilowatthour, which became effective January 1, 1999, to 3.5 cents per kilowatthour. This filing is currently being litigated.

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

Chemical Regulation:

          The EPA, pursuant to the Toxic Substances Control Act (TSCA), regulates the use, storage, and disposal of polychlorinated biphenyls (PCBs) and other dielectric fluids. Because the EUA System had owned and used some electrical transformers containing PCBs, it is subject to EPA regulation under TSCA. These PCB transformers have been either declassified or disposed of in accordance with TSCA requirements. EUA currently uses electrical equipment containing mineral oil in which there may be traces of PCBs. Such equipment may therefore be subject to regulations pursuant to TSCA.

Potential Regulation of Electric and Magnetic Fields:

     A number of scientific studies in the past several years have examined the possibility of health effects from Electric and Magnetic Fields (EMF) that are found wherever there is electricity. While some of the studies have indicated some association between exposure to EMF and health effects, many others have indicated no direct association. On October 31, 1996, the National Academy of Sciences issued a literature review of all research to date, "Possible Health Effects of Exposure to Residential Electric and Magnetic Fields." Its most widely reported conclusion stated, "No clear, convincing evidence exists to show that residential exposures to EMF are a threat to human health." Additional studies, which are intended to provide a better understanding of EMF, are continuing.

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

Water Regulation:

     The objective of the Federal Water Pollution Control Act (FWPCA) is to restore and maintain the chemical, physical, and biological integrity of the nation's surface waters, and it prohibits the discharge of pollutants (including heat) into navigable waters without a permit. Similar laws have been adopted in Massachusetts and Rhode Island. All wastewater discharge permits for plants in Massachusetts, including those for the Somerset plant, are issued jointly by the EPA and MADEP. These same agencies also regulate certain industrial stormwater discharges. In addition, the EPA has promulgated requirements under the authority of the FWPCA regarding the preparation of oil spill prevention, countermeasure and control (SPCC) plans for certain oil storage facilities that are located near a waterway. Similar requirements are imposed under the authority of the Oil Pollution Act of 1990 and mandate the preparation of contingency plans to prevent releases of oil into waters of the United States and to ensure that sufficient resources are in place and ready to respond to any release of oil.

     Standards have been established to control the dredging and filling or alteration of wetlands under the FWPCA, the Massachusetts Wetlands Protection Act, and the Rhode Island Wetlands Act, and of land alterations in close proximity to a river under the Massachusetts Rivers Protection Act. The EPA, the Army Corps of Engineers, RIDEM, the Rhode Island Coastal Resources Management Council and the MADEP are pursuing a non-degradation (no loss) policy for wetlands. In addition, the MADEP is responsible for promulgating regulations relating to water usage and conservation, under the Massachusetts Water Management Act, and for licensing structures (Chapter 91 licenses) in Massachusetts waterways.

     Most of the generating units from which Montaup obtains power operate under permits which limit their wastewater discharges into waterways, require monitoring and, in some instances, biological studies and toxicity testing of the impact of the discharges. Such permits are issued for a period of not more than five years, at the expiration of which renewal must be sought. Reapplication for the Somerset plant permit was made on April 3, 1998 in accordance with the necessary procedures prior to its expiration on September 30, 1998, and thus the permit conditions remain in effect until agency action is completed on the renewal application. Such units are also subject to stormwater discharge and wetlands permitting requirements, and the Somerset plant and the South Somerset property have been issued Chapter 91 licenses. Effective April 5, 1998, the Somerset plant's stormwater discharges, previously covered under the wastewater permit, became covered under a Multi-Sector Group Permit issued by EPA. In addition, the Somerset plant has an approved contingency plan under the Oil Pollution Act, as well as an SPCC Plan pursuant to the EPA rules.

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

     The EPA has established clean air standards for certain pollutants, including standards limiting emissions from coal-fired and oil-fired generators. The 1990 amendments to the federal Clean Air Act created additional regulatory programs and strengthened air pollution control requirements that affect electric generating facilities. Title IV of the Clean Air Act Amendments addresses acid deposition abatement and establishes a two-phase utility power plant pollution control program to reduce emissions of SO2 and NOx. The first phase began in 1995 and affected approximately 261 large units in 21 eastern and midwestern states. Phase II, which begins in the year 2000, imposes more stringent emission limits on these larger plants and also sets restrictions on smaller, cleaner plants fired by coal, oil and gas. Montaup's Somerset Station is classified as a Phase II facility with a compliance deadline set for the end of 1999. The control program establishes a national cap of 8.90 million tons per year for SO2 emissions from utilities. Beginning in the year 2000, the EPA will issue these allowances to utilities on an annual basis.

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

     Other provisions of the Clean Air Act Amendments will likely impact Montaup. Title I of the Act establishes a strategy to be followed by the states in order to attain national air quality standards, particularly the
ozone standard.   NOx is an important precursor in the formation of ozone.
Title I requires additional controls on industrial sources of NOx, including utility power plants. It also creates the Northeast Ozone Transport Region covering a multi-state area that includes Massachusetts and Rhode Island. Areas within the transport region will become subject to enhanced control requirements for NOx emissions.

     In April 1992, the Northeast States for Coordinated Air Use Management (NESCAUM), an environmental advisory group for eight Northeast states including Massachusetts and Rhode Island, issued recommendations with respect to NOx controls for existing utility boilers required to meet the ozone non-attainment requirements of the Clean Air Act Amendments. The NESCAUM recommendations cover more facilities than EPA's requirements. The MADEP and RIDEM have amended their regulations in accordance with the NESCAUM recommendations and require that Reasonably Available Control Technology (RACT) be implemented at all stationary sources potentially emitting 50 tons per year or more of NOx. Montaup has received NOx RACT approvals for a boiler and two combustion turbines at the Somerset facility and has initiated compliance through, among other things, selective noncatalytic reduction processes. In 1996, MADEP issued regulations that establish an emissions budget for NOx in the Commonwealth and that require additional NOx emission reductions beginning on May 1, 1999.

     Title V of the Clean Air Act Amendments provides for the issuance of federally enforceable operating permits which contain limits and conditions necessary to comply with all applicable air requirements. Montaup submitted its initial Operating Permit Application under this program on May 5, 1995. On September 20, 1995, MADEP issued Montaup an Administrative Completeness Determination and Application Shield for its Operating Permit Application, and a permit is expected to be issued in 1999.

     On July 16, 1997, the EPA issued a new and more stringent rule covering ozone and particulate matter under the federal Clean Air Act to be followed by promulgation of more stringent ozone and particulate matter standards. The states will prepare plans for meeting these standards beginning about 2004.

     On October 28, 1997, Eastern Edison, Montaup, the Massachusetts Attorney General and the Massachusetts Division of Energy Resources entered into a settlement regarding electric utility restructuring in the State of Massachusetts which was approved by the FERC, subject to compliance with certain conditions, on December 19, 1997. The settlement includes a plan for emissions reductions related to Montaup's Somerset Station Units 5 and 6. The basis for SO2 and NOx emission reductions in the proposed settlement is an allowance cap calculation. Within this allowance cap, the following commitments were made:

     - Montaup may meet its allowance caps (effective emission rates) by any combination of control technologies, fuel switching, operational changes, and/or the use of purchased or surplus emission allowances;
     - By January 1, 2000, Somerset Units 5 & 6 must comply with an effective annual SO2 emission rate of 0.30 lbs/mmBtu;
     - By January 1, 2000, Units 5 & 6 must comply with an effective NOx emission rate of 0.21 lbs/mmBtu for the seven months outside the ozone season, and 0.15 lbs/mmBtu during the five month ozone season (May through September). For Unit 6, the cost of compliance with this NOx limit is capped at $405,000 per year until January 1, 2003. Unit 5, if reactivated, must comply with the more stringent of: (1) best available control technology (or BACT), and (2) the emission rates set forth above with no cost cap; and
     - By January 1, 2003, Unit 6 must comply with an effective annual emission limit of 0.15 lbs Nox/mmBtu. Unit 5, if reactivated, must comply with the more stringent of: (1) BACT, or (2) 0.15 lbs NOx /mmBtu.

Permit Transfers:

     Because the electric generation of Montaup's Somerset Station are under agreement to be sold to NRG Energy (NRG), the environmental permits covering operation of those assets are in the process of being transferred to NRG. The transfer will be completed on or about March 31, 1999 and no interruption in operation or other adverse impact is expected to occur as a result of the transfer.

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

     See "Generation Divestiture" under Electric Utility Industry Restructuring for a discussion of Montaup's divestiture of its generation assets.

     Other activities of the EUA System from time to time are subject to the jurisdiction of various other local, state and federal regulatory agencies. It is not possible to predict with certainty what effects the above described statutes and regulations or activities will have on the EUA System.

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

The Year 2000 Issue

     EUA's Year 2000 Program (the Program) is proceeding on schedule. The Program is addressing the potential impact on computer systems and embedded systems and components resulting from a common software program code convention that utilizes two digits instead of four to represent a year. If not addressed, the year 2000 may be systemically recognized as the year 1900, which could cause system or equipment failures or malfunctions, and ultimately result in disruptions to Company operations.

EUA's State of Readiness:

     To address potential Year 2000 issues, EUA has divided the focus of its Year 2000 Program into three major categories of business activity: the generation and delivery of electricity to customers, the acquisition of goods and services (including purchased power), and, ongoing general and administrative activities relating to the corporate infrastructure and support functions, which includes among other things, billings and collections.

     EUA has adopted a four phase approach in addressing information technology
(IT) issues. As of January 31, 1999, each phase was at the following percentage of completion: analysis - 100%; remediation - 79%; unit testing - 78%; and integrated testing - 11%. EUA is on schedule to achieve Year 2000 readiness for 100% of mission critical projects by June 30, 1999. For non-IT projects, approximately 90% are either Year 2000 ready or not affected by the Year 2000. The remaining items are in the process of being remediated and tested and are scheduled to be Year 2000 ready by June 30, 1999.

     EUA has an ongoing process to identify and assess the Year 2000 readiness
of third parties with which it has a material relationship.   Where necessary,
contingency plans will be developed. This process is on schedule to be completed by June 30, 1999.

Costs to Address EUA's Year 2000 Issues:

     Through December 31, 1998, EUA has incurred costs of approximately $3.0 million to address Year 2000 issues, including approximately $1.5 million of non-incremental labor, $1.2 million of capital expenditures and $300,000 of consulting and other costs. EUA estimates it will incur additional costs approximating $7.0 million during the period January 1, 1999 through March 31, 2000, to complete its resolution of Year 2000 issues including approximately $5.5 million of non-incremental labor, $500,000 of capital expenditures and $1.0 million of consulting and other costs. Because 70% of the total estimated costs associated with the Year 2000 issue relate to non-incremental internal labor, management continues to believe that the Year 2000 will not present a material incremental impact to future operating results or financial condition.

Risks of EUA's Year 2000 Issues:

     EUA's first priority continues to be the minimization of any potential disruptions to electric service as a result of the Year 2000. The provision of electric service depends in large part on the viability of the New England power grid which is managed by ISO/NEPOOL. EUA is actively participating on ISO/NEPOOL's Year 2000 operating and oversight committees. EUA's assessment of its own transmission and distribution equipment and facilities indicated that the risk of failure of this equipment does not appear to be significant. However, due to the interconnectivity to the New England power grid, and the reliance on many other entities also connected to the grid, it is not possible to conclude with certainty that there will be no significant interruptions in service.

     In addition, dependable voice and data telecommunications are critical to EUA's ongoing operations. EUA's internal telecommunication systems are either Year 2000 ready now, or on schedule to become Year 2000 ready by June 30, 1999. EUA also relies heavily on external telecommunication systems, i.e., the local and regional telephone systems, and has identified these providers as critical vendors. EUA has made direct contact with representatives of the telephone companies on which EUA depends, each of which anticipates being Year 2000 ready and devoid of major system failures.

     No other significant reasonably likely failure scenarios stemming solely from Year 2000 related problems have been identified thus far. Accordingly, EUA does not currently believe that any Year 2000 related risks in and of themselves constitute reasonably likely worst case scenarios. Rather, EUA's most reasonably likely Year 2000 related worst case scenario would be the occurrence of isolated Year 2000 failures such as described above in conjunction with a severe winter storm. However, EUA believes that such Year 2000 failures would not likely affect whether the storm event would have a material impact on EUA's business or financial condition.

Year 2000 Contingency Plans:

     Contingency planning teams consisting of managers and employees experienced in system reliability, disaster recovery and risk have been established and are responsible for developing contingency plans. The overall strategy will be to identify Year 2000 risks, both internal and external to EUA, that could have a material impact on EUA's operations or financial well being. Preliminary plans are expected by the end of the first quarter of 1999. Final plans are scheduled to be in place and ready to implement, if necessary, by June 30, 1999.

Summary of the Year 2000 Issue:

     The amount of effort and resources necessary to address Year 2000 issues and make EUA Year 2000 ready is significant. There are dedicated teams in place to ensure EUA's transition into the next century occurs with minimal disruption. EUA's Year 2000 program is on schedule and in accordance with timetables and progress points published by the North American Electric Reliability Council. In addition, EUA is utilizing outside technical consultants and other experts to help ensure EUA's Year 2000 program remains on schedule and effective. Management believes EUA's Year 2000 project is well managed and has the appropriate resources and plans in place to ensure the Company is positioned for a successful transition to the Year 2000.

     The foregoing constitutes a Year 2000 Statement and Readiness Disclosure subject to the protections afforded by the federal Year 2000 Information and Readiness Disclosure Act of 1998.

Other

     EUA occasionally makes forward-looking projections of expected future performance or statements of our plans and objectives. These forward-looking statements may be contained in filings with the SEC, press releases and oral statements. This report contains information about the Company's future business prospects including, without limitation, statements about the potential impact of Year 2000 issues on the Company's financial condition or results. These statements are considered "forward-looking" within the meaning of the Private Securities Litigation Reform Act. These statements are based on the Company's current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. The Company expressly undertakes no duty to update any forward-looking statement.

Item 2.                             PROPERTIES

Power Supply

     In 1998, the EUA System's wholly owned generating units referred to in the following table consisted of Montaup's jet-fueled peaking units (Somerset Jet 1 and Jet 2) and Somerset 6 which was converted from oil to coal burning in 1983, Blackstone's Pawtucket Hydro, which was repowered in 1985 and Newport's diesel peaking units (Eldred in Jamestown and Jepson in Portsmouth), leased to Montaup, which supply the EUA System with 8.0 mw and 8.9 mw, respectively.
With the exception of Somerset's Jet 1 and Jet 2, Montaup has not significantly increased its wholly owned generating units since 1959. The EUA System has found it more economically beneficial to join with other utilities in the joint ownership of large generating units and in long-term purchase contracts, and to supplement these sources with short-term purchases as required. EUA believes that spreading the EUA System's sources of electricity among a number of plants should improve the reliability of its power supply and limit the financial exposure relating to construction and potentially prolonged outages of a Restructuring for a discussion of future power needs and divestiture of Montaup's generating assets.)

     The EUA System (including retail load served by alternate suppliers) experienced a new all-time peak demand of approximately 940 mw on July 23, 1998.

EUA SYSTEM CAPABILITY
GENERATING UNITS AS OF DECEMBER 31, 1998


                                                                      GROSS      WINTER MAX  GROSS             NET
   IN                                                                 SYSTEM     CLAIMED     SYSTEM   UNIT    SYSTEM
SERVICE                                                               SHARE      CAPABILITY  SHARE    SALES   SHARE
  DATE       UNIT NAME         FUEL TYPE   OWNER/OPERATOR               %          mw          mw      mw       mw
100% OWNERSHIP:
   1959      SOMERSET 6        COAL        MONTAUP ELECTRIC CO.      100.00       113.10    113.10    0.00   113.10
   1970      SOMERSET J1       JET OIL     MONTAUP ELECTRIC CO.      100.00        24.00     24.00    0.00    24.00
   1971      SOMERSET J2       JET OIL     MONTAUP ELECTRIC CO.      100.00        25.80     25.80    0.00    25.80
   1985      PAWTUCKET HYDRO   HYDRO       BLACKSTONE VALLEY ELEC.   100.00         1.24      1.24    0.00     1.24
   1961      JEPSON            DIESEL      NEWPORT ELECTRIC CORP.    100.00         8.00      8.00    0.00     8.00
   1978      ELDRED            DIESEL      NEWPORT ELECTRIC CORP.    100.00         8.90      8.90    0.00     8.90

                                                                  SUBTOTAL:                 181.04    0.00   181.04

JOINT OWNERSHIP:
   1976      CANAL 2    <F1>   NO. 6 OIL   CANAL ELECTRIC COMPANY     50.00       565.00    282.50   34.67   247.83
   1978      WYMAN 4           NO. 6 OIL   CENTRAL MAINE POWER CO.     2.63       620.00     16.30    0.00    16.30
   1986      MILLSTONE 3       NUCLEAR     NORTHEAST UTILITIES         4.01      1140.00     45.70    0.00    45.70
   1990      SEABROOK          NUCLEAR     NORTH ATLANTIC ENERGY CORP  2.90      1162.00     33.70    0.00    33.70

                                                                  SUBTOTAL:                 378.20   34.67   343.53

EQUITY OWNERSHIP:
   1972      VERMONT YANKEE    NUCLEAR     VT. YANKEE NUCLEAR POWER    2.25       529.08     11.90    0.00    11.90

                                                                  SUBTOTAL:                  11.90    0.00    11.90

PURCHASED POWER:
   1968      CANAL 1           NO. 6 OIL   CANAL ELECTRIC COMPANY     25.00       566.00     141.50   0.00   141.50
   1972      PILGRIM 1         NUCLEAR     BOSTON EDISON COMPANY      11.00       667.48     73.42    0.00    73.42
   1977      POTTER 2          GAS/OIL     BRAINTREE ELEC. LIGHT DEPT 41.03        97.50     40.00    0.00    40.00
   1975      CLEARY 9   <F2>   GAS/OIL     TAUNTON MUNIC. LIGHTING    13.64       110.00     15.00    0.00    15.00
   1984      MCNEIL            WOOD        VERMONT ELECTRIC POWER     15.24        53.00      8.08    0.00     8.08
   1990      OSP 1             GAS         OCEAN STATE POWER          28.00       310.00     86.80    0.00    86.80
   1991      OSP 2             GAS         OCEAN STATE POWER          28.00       307.00     85.96    0.00    85.96
   1991      NEA               GAS         NORTHEAST ENERGY ASSOC.     8.62       333.43     28.74    0.00    28.74

                                                                  SUBTOTAL:                  479.50   0.00   479.50

HYDRO QUEBEC ENTITLEMENT:
   1991      HYDRO QUEBEC I&II HYDRO       HQ / ISO - NE               4.06       630.00     25.57    0.00    25.57

                                                                  SUBTOTAL:                  25.57    0.00    25.57



                           TOTAL GROSS SYSTEM CAPABILITY (mw) ------------------------------ 1,076.21

                               LESS: UNIT CONTRACT SALES (mw) --------------------------------------- 34.67

                                       TOTAL NET SYSTEM CAPABILITY (mw) ---------------------------------- 1,041.54

<F1> On December 30, 1998, Montaup sold its 50 percent (283-mw) share in the Canal 2 Generating Station to Southern Energy.
<F2> Contract was terminated on December 31, 1998 as a result of the sale of Canal 2.


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

Other Property

     The EUA System owns approximately 7,100 miles of transmission and distribution lines and approximately 84 substations located in the cities and towns served.

     Blackstone owns approximately 1,700 miles of transmission and distribution lines and approximately 26 substations located in the cities and towns served. Blackstone also owns 100% of a 1.2-mw hydroelectric generating plant located in Pawtucket, Rhode Island, the dam and generating equipment of which is under agreement to be sold to Pawtucket Generating Company, L.L.C. for $250,000. See Note E of Notes to Financial Statements in Blackstone's 1998 Annual Report (Exhibit 13-1.01 filed herewith) regarding encumbrances.

     Eastern Edison and Montaup own approximately 4,600 miles of transmission and distribution lines and approximately 44 substations located in the cities and towns served. See Note F of Notes to Consolidated Financial Statements in Eastern Edison's 1998 Annual Report (Exhibit 13-1.08 filed herewith) regarding encumbrances.

     Newport owns approximately 800 miles of transmission and distribution lines and approximately 14 substations located in the cities and towns served. See Note E to Notes to Consolidated Financial Statements contained in EUA's Annual Report to Shareholders for the year ended December 31, 1998, (Exhibit 13-1.03 filed herewith) regarding encumbrances.

     In addition to the above, the Retail Subsidiaries, Montaup, and EUA Service also own several buildings which house distribution, maintenance or general office personnel. See Note E of Notes to Consolidated Financial Statements contained in EUA's Annual Report to Shareholders for the year ended December 31, 1998, (Exhibit 13-1.03 filed herewith) regarding encumbrances.

Item 3.        LEGAL PROCEEDINGS

Rate Proceeding

     See descriptions of proceedings under Item 1. BUSINESS -- Rates.

Environmental Proceedings

     1. In March 1985, Blackstone was notified by the DEQE, which is now the MADEP, that it had been identified, along with other parties, as a potentially responsible party (PRP) under Massachusetts law with respect to a condition of soil and ground water contamination at a site in Lowell, Massachusetts. The site in question was occupied by a scrap metal reclamation facility which received transformers and other electrical equipment from utility companies and other facilities from in the early 1960s and until 1984. Among the contaminants apparently released at the site were PCBs. The PRPs, including Blackstone, performed site studies and proposed a remedial action plan which was approved by the DEQE several years ago. The remediation option selected was solidification of onsite material. However, as a result of a risk assessment required under MADEP's current regulations, the PRPs may instead choose to cap the site with the cost of remediation ranging from $250,000 for capping to $600,000 for solidification. Blackstone is alleged to be the fifth ranked generator, and its estimated 2% share allocation is considerably less than the shares of the four largest contributors at the site. In 1997, the PRPs resolved outstanding issues with the MADEP relative to the status of the site under the current Massachusetts Contingency Plan (MCP). A Phase II site study has been completed and site remediation should be underway in the near future; Blackstone's share of these costs is expected to be minimal.

     2. On July 14, 1987, the Commonwealth of Massachusetts (the Common-wealth), on behalf of the MADEP, filed a cost recovery action pursuant to CERCLA and Massachusetts General Law Chapter 21E against Blackstone in the United States District Court for the District of Massachusetts (District Court). The Complaint seeks $2.2 million in costs incurred by the MADEP in the cleanup of an alleged coal gasification disposal waste site at Mendon Road in Attleboro, Massachusetts. Blackstone has contested the MADEP's cost recovery action, arguing, inter alia, that the ferric ferrocyanide (FFC) waste removed from the Mendon Road site was not "hazardous" within the meaning of CERCLA or Massachusetts General Laws Chapter 21E, and that the MADEP's cleanup actions were inconsistent with the National Contingency Plan (NCP). On November 25, 1991, the District Court held that the waste was "hazardous" within the meaning of both statutes and on December 20, 1992, the District Court held Blackstone and a co-defendant, the Courtois Sand & Gravel Co. (Courtois) liable for an undetermined amount of cleanup costs. The District Court remanded the case to the MADEP to supplement the administrative record with Blackstone's oral and written comments concerning the cleanup. On March 19, 1993, Blackstone made an oral presentation to the MADEP and on April 19, 1993, Blackstone submitted written comments. On December 13, 1994, the District Court issued a judgment against Blackstone finding Blackstone liable to the Commonwealth for the full amount of response costs incurred by the Commonwealth in the cleanup of the Mendon Road site. The judgment also found Blackstone liable for interest and litigation expenses calculated to the date of judgment. The total liability at December 31, 1994 was approximately $5.9 million, including approximately $3.6 million in interest which had accumulated since 1985.

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

     In October 1987, without admitting liability, Blackstone entered into an Administrative Consent Order with the MADEP regarding the Mendon Road site and another alleged coal gasification site discovered by the MADEP approximately 1/4 mile away in Attleboro known as the Lawn Street site. Under the Order, Blackstone agreed to perform preliminary assessments at both sites in order to determine what remediation, if any, is necessary at the sites. On August 15, 1996, Blackstone entered into an Amended Administrative Consent Order to complete investigation and cleanup of these sites pursuant to the revised Massachusetts Contingency Plan, and in 1998 Blackstone purchased properties at both sites to facilitate site closure. Investigation of the Mendon Road site was completed in 1998, and it was concluded that no future remedial action will be required at the site. Investigation and cleanup of the Lawn Street site is expected to be completed in 1999 for a cost of approximately $650,000.

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

     On March 22, 1996, Blackstone and Valley filed a Complaint in the Rhode Island District Court seeking contribution from Stone & Webster for the cleanup of the Tidewater site mentioned below. On June 27, 1997, that case was stayed for the same reasons that the Massachusetts case was stayed.

     3. On October 28, 1986, RIDEM notified Blackstone that there may have been a release of hazardous material at the Tidewater Plant site in Pawtucket, Rhode Island. The site was placed on EPA's CERCLA list in 1987. The site includes the Tidewater Plant owned by Valley Gas Company (approximately 8 acres), the No. 1 Station owned by Blackstone (approximately 12 acres), and land formerly owned by Blackstone that was sold in 1968 to the City of Pawtucket (approximately 8 acres). RIDEM told Blackstone that the site contained hazardous materials and petroleum-contaminated soils due to tanks formerly located at the site. In December, 1990, after obtaining approval from RIDEM, Blackstone removed approximately 1,000 tons of soil from the site. On September 3, 1991, RIDEM initiated a site investigation which constitutes the second step in a site screening and assessment process established by the EPA to determine whether the site should be listed as a Superfund site. On February 3, 1993, RIDEM notified Blackstone that it required further assessment and evaluation of site conditions to determine if the site qualifies for review pursuant to the Hazard Ranking System. On September 12, 1995, RIDEM notified Blackstone and Valley of their responsibility regarding the release of hazardous substances at the Tidewater Plant site. RIDEM ordered Blackstone and Valley to conduct an environmental study of the Tidewater Plant site and adjoining lots. On the adjacent lots are the Francis J. Varieur Elementary School and the Max Read Field athletic facility and ball fields. Blackstone and Valley have entered into an agreement to share the expenses of conducting the study and/or retaining an environmental consulting firm to conduct a Remedial Investigation. A work plan was submitted to RIDEM in April 1996 and it was approved on June 14, 1996. Preliminary field work was completed in September 1996. However, RIDEM required additional sampling to be conducted by Blackstone and Valley. In 1997, that sampling was completed, and in 1998 RIDEM completed its review of the draft Remedial Investigation Report and followup documents and requested additional information. A risk assessment and feasibility study will be conducted in 1999.

     4. On September 12, 1995, RIDEM demanded payment of $296,000 which represents the amount of money plus interest RIDEM expended to clean up oxide box waste at the Cumberland, Rhode Island site. Following extended discussions and negotiations with legal counsel on behalf of RIDEM, Blackstone reached an agreement with RIDEM to escrow approximately $296,000 in an interest-bearing account pending the outcome of EPA's remand proceedings to determine whether FFC is a hazardous substance. This money has been placed in an interest-bearing escrow account by Blackstone pending the outcome of EPA's proceedings for the Mendon Road site described above. If EPA finds that FFC is not a hazardous substance, Blackstone will be able to recover the escrowed funds on the ground that RIDEM's cleanup of the site in 1986 was not required by law.
In 1998, representatives of Blackstone and RIDEM discussed implementation of certain actions under Rhode Island regulations to close the site. In accordance with these discussions, Blackstone may initiate an investigation in 1999 to determine whether RIDEM's 1986 removal action meets current RIDEM regulations, in order to close the site.

     5. On February 11, 1997, RIDEM ordered Blackstone and Valley to conduct a site assessment of Valley's Woonsocket property (the Hamlet Avenue, Woonsocket site), which is the site of a former manufactured gas plant owned by Blackstone's and Valley's predecessor, Blackstone Valley Gas & Electric Company, and the predecessor of that company, which was Woonsocket Gas Company. The site also includes an active electric substation, and a former electric generating facility previously owned by Blackstone Valley Gas & Electric Company and a predecessor, Woonsocket Electric Machine and Power Company. The entire site consists of several adjoining properties encompassing approximately nine acres. Blackstone and Valley submitted a Work Plan on June 16, 1997. RIDEM approved the Work Plan in 1998. Phase I studies were undertaken in 1998; further field work has been required by RIDEM under Phase I, and that work will be performed in 1999.

     6. In accordance with the regulations implementing Chapter 21E, Montaup notified MADEP on October 2, 1998 of contamination at the South Somerset property resulting from prior permitted deposits of ash. On November 17, 1998, MADEP issued a Notice of Responsibility to Montaup with respect to investigation and remediation of the contamination at the South Somerset site. Montaup expects to complete the investigation during 1999, and to complete the remediation work during 1999 or 2000. The estimated cost of cleanup work is $700,000.

     7. In May 1989, the U.S. Environmental Protection Agency issued an Administrative Consent Order to Bay State Gas Company to conduct contaminant removal activities under CERCLA at a site know as Lot 55 Brockton, Massachusetts. These removal actions, which were completed in 1990, impacted an adjacent, downgradient parcel (Lot 94-1) owned by Eastern Edison. The removal work included the installation of an engineered cap over fill material and the erection of a security fence on part of Lot 94-1 without the prior knowledge or consent of Eastern Edison.

     Subsequent to these actions, in 1998, MADEP required Bay State Gas to conduct further investigations in accordance with regulations implementing MGL Chapter 21E. In October 1998, Bay State Gas informed Eastern Edison for the first time of the prior work conducted on Lot 94-1. It also requested permission to access the parcel in order to conduct these further investi-gations. The investigation now being undertaken by Bay State Gas Company includes the installation of groundwater monitoring wells and the collection of soil, surface water, and groundwater samples. Until these further investi-gations have been completed, it is not possible to determine the need for, or extent of, response actions at Lot 94-1. However, it should be noted that the regulations implementing Chapter 21E provide relief for landowners located downgradient from the source of groundwater contamination.

     Blackstone has notified certain liability insurers and has filed claims with respect to the Mendon Road site. In addition, Blackstone submitted claims to various carriers with respect to the Mendon Road, Tidewater, Lawn Street, Cumberland, and Hamlet Avenue, sites.

     Blackstone, Montaup and Eastern Edison are not able to predict the outcome of any of the foregoing environmental matters or to estimate the potential costs which may ultimately result. It is the policy of EUA System Companies in such cases to provide notice to liability insurers and to make claims.
However, it is not possible at this time to predict whether the insurance carriers will honor such claims, or whether such claims can be enforced against them. With respect to any liability under CERCLA, each responsible party can be held "jointly and severally" liable for clean-up costs. EUA or a subsidiary could thus be held fully liable for environmental damages for which they were only partially responsible. However, EUA might then be entitled to recover costs from other PRPs.

     As of December 31, 1998, the EUA System has incurred costs of approximately $7.7 million (excluding the Mendon Road judgment) in connection with the foregoing environmental matters. These amounts have been financed primarily by internally generated cash. EUA estimates that additional expenditures (excluding the Mendon Road judgment) may be incurred through 1999 of up to $2.5 million, $1.8 million of which relates to Blackstone, and $700,000 which relates to Montaup.

     As a general matter, the EUA System will seek to recover costs relating to environmental proceedings in their rates. Blackstone is currently amortizing all of its incurred costs over a five-year period consistent with prior regulatory recovery periods and is recovering certain of those costs in rates. Estimated amounts after 1999 are not now determinable since site studies which are the basis of these estimates have not been completed. As a result of the recoverability in current rates and the uncertainty regarding both its estimated liability, as well as potential contributions from insurance carriers and other responsible parties, EUA does not believe that the ultimate impact of the environmental costs will be material to the financial position of the EUA System or to any individual subsidiary and thus, no loss provision is required at this time.


 Other Proceedings

     On December 15, 1995, Eastern Edison exercised its right to terminate a Power Purchase Agreement (PPA) entered into with the Meridian Middleboro Limited Partnership (MMLP) and a related entity on September 20, 1993. In February and May of 1996, MMLP made demands for over $25 million under the termination provision of the PPA. On June 17, 1996, Eastern Edison responded to MMLP's demand stating that if Eastern Edison were to be liable for payments, only approximately $170,000 would be due under the termination provision. On July 18, 1996, Eastern Edison filed a declaratory judgement action in Suffolk Superior Court in Boston, Massachusetts against MMLP seeking a declaration of the rights of the parties under the PPA. MMLP's response to the complaint, filed on August 8, 1996, included counterclaims in excess of $20 million and a request for treble damages. Eastern Edison paid MMLP, under a reservation of rights, approximately $192,000 as the amount Eastern Edison might owe to MMLP. On July 20, 1998, the judge granted limited summary judgement in favor of Eastern Edison Company, finding that MMLP had not done an audit by an independent auditor as required under the subject agreement. To date, no such audit has been done. The Company has filed a motion for partial summary judgement. The Company will continue to defend itself from the counterclaims, and cannot determine the outcome of this proceeding at this time.

     In 1997, the Internal Revenue Service (IRS) issued a report in connection with its examination of the consolidated federal income tax returns of EUA for 1992 and 1993. This report included an adjustment to disallow EUA's inclusion of its investment in EUA Power's Preferred Stock as a deduction in determining Excess Loss Account (ELA) taxable income in 1992 relating to EUA Power's
Common and Preferred Stock that was redeemed in 1993. EUA filed an administrative appeal contesting the IRS's position. In January 1999, EUA reached an understanding with the IRS Appeals Office concerning settlement of this matter. Reductions in EUA's tax reserves, to reflect this and other items, resulted in a net $1.9 million addition to fourth quarter 1998 earnings.

     Since early 1997, fourteen plaintiffs brought suits against numerous defendants, including EUA, for injuries and illness allegedly caused by exposure to asbestos over approximately a thirty-year period, at various premises, including some owned by EUA companies. The total damages claimed in all of these complaints is $34 million in compensatory and punitive damages, plus exemplary damages and interest and costs. Each complaint names between fifteen and twenty-eight defendants, including EUA. These complaints have been referred to the applicable insurance companies. Counsel has been retained by the insurers and is actively defending all cases. Four cases have been dismissed as against EUA companies. EUA cannot predict the ultimate outcome of this matter at this time.

     A pending class action, filed on March 2, 1998, in the Massachusetts Supreme Judicial Court naming all Massachusetts electric distribution companies, including Eastern Edison, and certain Massachusetts state agencies as defendants, seeks to invalidate certain sections of the Electric Utility Restructuring Act of 1997. The Act directs the DTE to impose mandatory charges on all electricity sold to customers, except those served by a municipal lighting plant, to fund energy efficient activities and to promote renewable energy projects. In addition to declaratory judgment, plaintiffs seek remittance of monies paid to each distribution company by customers along with any interest earned. The outcome of this class action is unknown at this time, however Eastern Edison is vigorously defending the lawsuit.

     See Item 1. BUSINESS -- Fuel for Generation for a discussion of legal actions filed against the DOE. Also, see Item 1. BUSINESS -- General-EUA Cogenex, for a discussion of an arbitrators panel's decision in a matter involving the 1995 sale of a portfolio of cogeneration units by EUA Cogenex to Ridgewood/Mass Power Partners et al (Ridgewood).

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     None.

Executive Officers of Eastern Utilities Associates

     The names, ages and positions of all of the executive officers of EUA as of March 15, 1999, are listed below along with their business experience during the past five years. Officers are elected annually by the Trustees at the following meeting of Trustees after the Annual Meeting of Shareholders.
The 1999 Annual Meeting of Shareholders is scheduled to be held on May 17, 1999. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. The executive officers also serve as officers/or directors of various subsidiary companies.

  Name, Age and Position       Business Experience During Past 5 Years

  John D. Carney, 54           Executive Vice President since April 1995;
   Executive Vice President    President of Eastern Edison Company since
                               January 1990; President of Blackstone and
                               Newport since April 1995. Responsible for the day-to-day activities of The EUA System's retail electric operations.

  Clifford J. Hebert, Jr., 51  Treasurer since April 1986; Secretary since
   Treasurer and               May, 1995.  Treasurer and Responsible for
   Secretary                   financial, treasury and corporate affairs
                               of the EUA System.

  Donald G. Pardus, 58         Chairman since July 1990; Chief Executive
   Chairman of the Board,      Officer since April 1989.  Responsible for the
   Chief Executive Officer     overall management of the EUA System.
   and Trustee

  Robert G. Powderly, 51       Executive Vice President since April 1992.
   Executive Vice President    Responsible for purchasing, customer information
                               services, information systems, human resources, marketing and rate activities of the EUA System.

  John R. Stevens, 58          President since July 1990; Chief Operating
   President, Chief Operating  Officer since January 1990.  Responsible for
   Officer and Trustee         retail operations and new ventures of the EUA
                               System.

     There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.

                             PART II

Item 5.  MARKET FOR EUA'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information set forth under the caption "QUARTERLY FINANCIAL AND COMMON SHARE INFORMATION" included in EUA's Annual Report to Shareholders for the year ended December 31, 1998 (Exhibit 13-1.03 filed herewith) is incorporated herein by reference.

     The information required by this item for Blackstone and Eastern Edison is incorporated by reference to information contained under the like captioned sections of Blackstone's and Eastern Edison's 1998 Annual Reports (Exhibit 13-
1.01 and 13-1.08, respectively, filed herewith).

     As of February 1, 1999 there were 10,227 EUA common shareholders of record.

     The closing price of EUA's Common Shares as reported by the Wall Street Journal on March 15, 1999 was $28.375.

Item 6.  SELECTED FINANCIAL DATA

     The information set forth under the caption "SELECTED CONSOLIDATED FINANCIAL DATA" included in EUA's Annual Report to Shareholders and Eastern Edison's Annual Report for the year ended December 31, 1998, (Exhibit 13-1.03 and 13-1.08, respectively, filed herewith) and the information set forth under the caption "SELECTED FINANCIAL DATA" included in the Annual Report for the year ended December 31, 1998 for Blackstone (Exhibit 13-1.01 filed herewith) are incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated herein by reference to pages 7 through 24 in the 1998 EUA Annual Report to Shareholders, pages 3 through 10 in the 1998 Blackstone Annual Report and pages 3 through 14 in the 1998 Eastern Edison Annual Report (Exhibits 13-1.03, 13-1.01 and 13-1.08 for EUA, Blackstone and Eastern Edison, respectively, filed herewith).

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated herein by reference to pages 26 through 41 in the 1998 EUA Annual Report to Shareholders, page 2 and pages 12 through 31 in the 1998 Blackstone Annual Report and, page 2 and pages 16 through 38 in the 1998 Eastern Edison Annual Report (Exhibits 13-1.03, 13-1.01 and 13-1.08 for EUA, Blackstone and Eastern Edison, respectively, filed herewith).

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                            PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

Eastern Utilities Associates

     The information concerning trustees and executive officers set forth under the caption "ELECTION OF TRUSTEES AND OWNERSHIP OF COMMON SHARES" in EUA's Definitive Proxy Statement to be mailed to shareholders in connection with the Shareholders' Annual Meeting to be held on May 17, 1999, and filed with the SEC
is incorporated herein by reference.   (See Item 4. SUBMISSION OF MATTERS TO A
VOTE OF SECURITY-HOLDERS -- Executive Officers of Eastern Utilities
Associates.)

Blackstone and Eastern Edison

     The names, ages and positions of all of the directors and executive officers of Blackstone and Eastern Edison as of March 15, 1999 are listed below with their business experience during the past five years. The directors of Blackstone and the directors, Treasurer and Clerk of Eastern Edison are each elected to serve until the next Annual Stockholders' Meeting. All other officers are elected to serve until the next meeting of directors following the Annual Stockholders' Meeting. There is no family relationship between any of the directors or officers of Blackstone and Eastern Edison. Messrs. Pardus and Stevens are Trustees of EUA. Certain officers of Blackstone and Eastern Edison are, or at various times in the past have been, officers and/or directors of the System Companies with which Blackstone and Eastern Edison have entered into contracts and had other business relations.


Name, Age and Position         Business Experience During Past 5 Years

John D. Carney, 54*           President and Director of Blackstone and Newport
 Director and President       since April 1995; President and Director of
                              Eastern Edison since January 1990.

Barbara A. Hassan, 49         Vice President of Blackstone since April 1995;
 Vice President               Vice President of Eastern Edison since January
                              1990. Responsible for employee benefits, wages, risk management and labor relations.

Clifford J. Hebert, Jr., 51*  Director of both Blackstone and Eastern Edison
 Director, Treasurer and      since April 1997; Treasurer since April 1986 and
 Secretary/Clerk              Secretary/Clerk since April 1995 of both
                              Blackstone and Eastern Edison.

Michael J. Hirsh, 44          Vice President of Blackstone since July 1991;
Vice President                Vice President of Eastern Edison since April
                              1995; prior to that he was either a Director or Manager of the Engineering or Resource Planning
                              Departments of EUA Service for more than five years. Responsible for all engineering and technical services.

Kevin A. Kirby,  48           Vice President of Blackstone and Eastern Edison
 Vice President               since April, 1995; prior to that he was a
                              Director of the Integrated Resource Management department of EUA Service for five years.
                              Responsible for the resource planning, power supply and contract administration activities of the EUA System.

Marc F. Mahoney, 44           Vice President of Blackstone and Eastern Edison
 Vice President               since July 1997; prior to that he was Director of
                              Transmission & Distribution for Blackstone and
                              Eastern Edison since April 1995 and Distribution
                              Superintendent of Eastern Edison since November
                              1991. Responsible for the operation and maintenance of the transmission and distri-bution facilities.

Donald G. Pardus, 58*        Chairman of the Board since July 1989 and
 Director and                Director since 1979 of both Blackstone and Eastern
 Chairman of the Board       Edison.

Robert G. Powderly, 51*      Executive Vice President and Director since March
 Director and Executive      1992 of both Blackstone and Eastern Edison.
 Vice President

John R. Stevens, 58*         Vice Chairman of the Board since July 1989 and
 Director and Vice           Director since July 1987 of both Blackstone and
 Chairman of the Board       Eastern Edison.

* Please refer to the material supplied under the caption "EXECUTIVE OFFICERS OF EASTERN UTILITIES ASSOCIATES" following Item 4 herein for other information regarding this officer.

Item 11. EXECUTIVE COMPENSATION

Eastern Utilities Associates

     The information concerning executive compensation set forth under the caption "COMPENSATION AND OTHER TRANSACTIONS" in EUA's Definitive Proxy Statement to be mailed to shareholders in connection with the Shareholders' Annual Meeting to be held on May 17, 1999 and to be filed with the SEC is incorporated herein by reference with the exception of the Report of the Compensation and Nominating Committee on Compensation of Executive Officers and accompanying Corporate Performance Graph that appears therein and which are specifically not incorporated herein by reference.

Blackstone and Eastern Edison

     The Chief Executive Officer and the four other most highly compensated executive officers of Blackstone and Eastern Edison hold the same or similar positions with EUA and are not paid directly by either Blackstone or Eastern Edison. The information required by this item is incorporated herein by reference to the material under the caption "COMPENSATION AND OTHER TRANSACTIONS" in the definitive Proxy Statement of EUA, to be mailed to shareholders in connection with the Shareholders' Annual Meeting to be held on May 17, 1999 and to be filed with the SEC, with the exception of the Report of the Compensation and Nominating Committee on Compensation of Executive Officers and accompanying Corporate Performance Graph that appears therein and which are specifically not incorporated herein by reference.

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


 Common Stock      Eastern Utilities Associates  2,339,401 of Eastern Edison*     100%
                   One Liberty Square              184,062 of Blackstone*         100%
                   Boston, Massachusetts

_______________
*All shares, which are the only voting securities of Eastern Edison and Blackstone, are registered in the name of the beneficial owner.

   (b) Security ownership of certain beneficial owners of EUA and management of EUA, Blackstone and Eastern Edison.

     The statements concerning security ownership of certain beneficial owners and management set forth under the caption "ELECTION OF TRUSTEES AND OWNERSHIP OF COMMON SHARES" in EUA's Definitive Proxy Statement to be mailed to shareholders in connection with the Shareholders' Annual Meeting to be held on May 17, 1999 and to be filed with the SEC are incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.

                             PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

     The response to this portion of Item 14 is set forth under Item 8.

(a)(2) Financial Statement Schedules

     The following additional consolidated financial statement schedules filed herewith for EUA and Blackstone should be considered in conjunction with the financial statements in the EUA's Annual Report to Shareholders and Blackstone's Annual Report for the year ended December 31, 1998 (Exhibit 13-1.03 and 13-1.01, respectively, filed herewith):

     1.  Financial Statement Schedules:

     EUA
     Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 1998.

     Blackstone
     Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 1998.

(a)(3) Exhibits (*denotes filed herewith)

Articles of Incorporation and By-Laws:

                               -EUA-

 3-1.03   -  Declaration of Trust of EUA, dated April 2, 1928, as amended
             (Exhibit A-3, File No. 70-3188; Exhibit 1 to EUA's 8-K Reports for April in each of the years 1957, 1962, 1966, 1968, 1972, and 1973, File No. 1-5366; Exhibit A-1 (a), Amendment No. 2 to Form
             U-1, File No. 70-5997; Exhibit 4-3, Registration No. 2-72589;
             Exhibit 1 to Certificate of Notification, File No. 70-6713;
             Exhibit 1 to Certificate of Notification, File No. 70-7084;
             Exhibit 3-2, Form 10-K of EUA or 1987, File No. 1-5366).

                        - Eastern Edison -

 3-1.08   -  Form of Restated and Amended Articles of Organization (filed as
             Exhibit B-1 to Form U5S of EUA for 1993).

Instruments Defining the Rights of Shareholders, Including Indentures:

                        - Eastern Edison -

 4-1.08   -  Indenture of First Mortgage and Deed of Trust dated as of
             September 1, 1948 of Eastern Edison (Exhibit 4-1, Registration
             No. 2-77468), and twenty-seven supplements thereto (Exhibit A, File No. 70-3015; Exhibit A-3, File No. 70-3371; Exhibit C to
             Certificate of Notification, File No. 70-3371; Exhibit D to
             Certificate of Notification, File No. 70-3619; Exhibit D to
             Certificate of Notification, File No. 70-3798; Exhibit F to
             Certificate of Notification, File No. 70-4164; Exhibit D to
             Certificate of Notification, File No. 70-4748; Exhibit C to
             Certificate of Notification, File No. 70-5195; Exhibit F to
             Certificate of Notification, File No. 70-5379; Exhibit C to
             Certificate of Notification, File No. 70-5719; Exhibit 5-24,
             Registration No. 2-65785; Exhibit F to Certificate of
             Notification, File No. 70-6463; Exhibit C to Certificate of
             Notification, File No. 70-6608; Exhibit C to Certificate of
             Notification, File No. 70-6737; Exhibit F to Certificate of
             Notification, File No. 70-6851; Exhibit 4-31, Form 10-K of EUA for
             1984, File No. 1-5366; Exhibit F to Certificate of  Notification,
             File No. 70-7254; Exhibit C to Certificate of  Notification, File
             No. 70-7373; Exhibit C to Certificate of Notification, File No.
             70-7373; Exhibit C to Certificate of Notification, File
             No. 70-7373; Exhibit F to Certificate of  Notification, File No.
             70-7511; Exhibit 4-34, Form 10-K of Eastern Edison for 1990, File
             No. 0-8480; Exhibit 4-24, Form 10-K of Eastern Edison for 1992,
             File No. 0-8480; Exhibit 4-35, Form 10-K of Eastern Edison for
             1990, File No. 0-8480; Exhibit 4-36, Form 10-K of Eastern Edison for 1990, File No. 0-8480; Exhibit C-33 to Form U5S of EUA for
             1993;  Exhibit C-34 to Form U5S of EUA for 1993; Exhibit 4-29.08,
             Form 10-K of Eastern Edison for 1994, File No. 0-8480;
             Exhibit 4-1.09, Form 10-K of EUA for 1997, File No. 1-5366).

                          - Montaup -

 4-1.05   -  Form of 8% Debenture Bonds due 2000 of Montaup (Exhibit 4-10,
             Registration No. 2-41488).

 4-2.05   -  Form of 8-1/4% Debenture Bonds due 2003 of Montaup (Exhibit B-3,
             Form U5S of EUA for year 1973).

 4-3.05   -  Form of 10% Debenture Bonds due 2008 of Montaup (Exhibit 5-3,
             Registration No. 2-65785).

 4-4.05   -  Form of 12-3/8% Debenture Bonds due 2013 of Montaup (Exhibit 4-13,
             Form 10-K of EUA for 1983, File No. 1-5366).

 4-5.05   -  Form of 10-1/8% Debentures due 2008 of Montaup (Exhibit 4, Form
             10-Q of Eastern Edison for quarter ended September 30, 1983, File
             No. 0-8480).

 4-6.05   -  Form of 9% Debenture Bonds due 2020 of Montaup (Exhibit 4-10, Form
             10-K of Eastern Edison for 1990, File No. 0-8480).

 4-7.05   -  Form of 9 3/8% Debenture Bonds due 2020 of Montaup (Exhibit 4-11,
             Form 10-K of Eastern Edison for 1990, File No. 0-8480).

                          - Blackstone -

 4-1.01   -  First Mortgage Indenture and Deed of Trust dated as of December 1,
             1980 of Blackstone (Exhibit A, Form 8-K of EUA dated January 14,
             1981, File No. 1-5366) and two supplements thereto (Exhibit 4-33,
             Form 10-K of EUA for 1989, File No. 1-5366; Exhibit 4-3, Form 10-K of BVE for 1990, File No. 0-2602).

 4-4.01   -  Loan Agreement between Rhode Island Industrial Facilities
             Corporation and Blackstone dated as of December 1, 1984 (Exhibit
             10-72, Form 10-K of EUA for 1984, File No. 1-5366).

                          - EUA Service -

 4-1.07   -  Note Purchase Agreement dated as of January 13, 1988 of Service
             (Exhibit 4-38, Form 10-K of EUA for 1987, File No. 1-5366).

                          - EUA Cogenex -

 4-1.10   -  Note Agreement dated as of June 28, 1990 of EUA Cogenex with the
             Prudential Insurance Company of America (Exhibit 4-46, Form 10-K of EUA for 1990, File No. 1-5366).

 4-2.10   -  Note Agreement dated as of October 29, 1991 between EUA Cogenex and
             Prudential Insurance Company of America (Exhibit 4-55, Form 10-K of EUA for 1991, File No. 1-5366).

 4-3.10   -  Indenture dated September 1, 1993 between EUA Cogenex and the Bank of New York as Trustee (Exhibit 4-4.10, Form 10-K of EUA for 1993,
             File No. 1-5366).

                          - Newport -

 4-1.14   -  Indenture of First Mortgage dated as of June 1, 1954 of Newport, as supplemented on August 1, 1959, April 1, 1962, October 1, 1964,
             April 1, 1967, September 1, 1969, September 1, 1970, June 1, 1978,
             October 1, 1978, May 1, 1986, December 1, 1987 and November 1,
             1989 (Exhibit 4-49, Form 10-K of EUA for 1990, File No. 1-5366).

 4-2.14   -  United States Government Small Business Administration Loan to
             Newport entitled, "Base Closing Economic Injury Loan", signed May
             30, 1975 and amended on October 6, 1983 (Exhibit 4-50, Form 10-K of EUA for 1990, File No. 1-5366).

 4-3.14   -  Indenture of Second Mortgage dated as of September 1, 1982 of
             Newport, as supplemented on December 1, 1988 (Exhibit 4-51, Form
             10-K of EUA for 1990, File No. 1-5366).

 4-4.14   -  Loan Agreement between the Rhode Island Port Authority and
             Economic Development Corporation and Newport Electric Corporation dated as of January 6, 1994 (Exhibit 4-4.14, Form 10-K of EUA for
             1993, File No. 1-5366).

 4-5.14   -  Trust Indenture between the Rhode Island Authority and Economic
             Development Corporation and Newport Electric Corporation dated as of January 1, 1994 (Exhibit 4-5.14, Form 10-K of EUA for 1993,
             File No. 1-5366).

 4-6.14   -  Letter of Credit and Reimbursement Agreement dated January 6, 1994
             (Exhibit 4-6.14, Form 10-K of EUA for 1993, File No. 1-5366).

                          - EUA Ocean State -

 4-1.12   -  Note Purchase Agreement dated as of January 16, 1992 between EUA
             Ocean State Corporation and John Hancock Mutual Life Insurance
             Company (Exhibit 4-56, Form 10-K of EUA for 1991, File No. 1-5366;
             Exhibit 10-18.03, Form 10-K of EUA for 1997, File No. 1-5366).

Material Contracts:

                           - EUA -

10-1.03   -  Employees' Retirement Plan of Eastern Utilities Associates and its
             Subsidiary Companies Trust Agreement as amended and restated, effective July 1, 1981 (Exhibit 10-1, Registration No. 2-80205;
             Exhibit 10-18.03, Form 10-K of EUA for 1997, File No. 1-5366).

10-2.03   -  Eastern Utilities Associates Employees' Savings Plan Trust
             Agreement (Exhibit 10-3, Form 10-K of EUA for 1992, File No.
             1-5366).

10-3.03   -  Eastern Utilities Associates Employees' Savings Plan as amended and restated effective January 1, 1989 (including amendments through January 1, 1992) and December 21, 1994 (Exhibit 10-15.03,
             Form 10-K of EUA for 1995, File No. 1-5366; Exhibit 10-17.03 Form
             10-K of EUA for 1995, File No. 1-5366; Exhibit 10-15.03, Form 10-K
             of EUA 1997, File No. 1-5366; Exhibit 10-16.03, Form 10-K of EUA for 1997, File No. 1-5366; Exhibit 10-17.03, Form 10-K EUA for
             1997, File No. 1-5366).

10-4.03   -  Stock Purchase Agreement dated as of December 10, 1986, among
             Eastern Utilities Associates, Citizens Corporation and Citizens
             Energy Corporation (Exhibit 10-104, Form 10-K of EUA for 1986,
             File No. 1-5366).

10-5.03   -  Precedent Agreement dated as of November 29, 1989 between EUA and
             NECO Enterprises, Inc. (Exhibit B-4, Form U-1, File No. 70-7677).

10-6.03   -  Amendment to and Restatement of Stock Purchase Agreement dated as of February 1, 1990 between EUA, NECO Enterprises, Inc., Newport
             Electric Corporation and a special-purpose subsidiary of EUA for the acquisition by EUA of the stock of Newport Electric
             Corporation (Exhibit B-3, Form U-1, File No. 70-7677).

10-7.03   -  Letter of Assurance in connection with the Credit Agreement between Vermont Electric Transmission Company, Inc. and Bank of
             America National Trust and Savings Association dated July 19, 1983
             (Exhibit 10-111, Form 10-K of EUA for 1990, File No. 1-5366).

10-8.03   -  Amended and Restated Equity Maintenance Agreement dated as of
             September 29, 1992 among EUA and The Prudential Insurance Company of America and Pruco Life Insurance Company (Exhibit 10-9, EUA
             10-K for 1992, File No. 1-5366).

10-9.03   -  Guaranty, dated June 28, 1990 made by EUA in favor of The
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

10-12.03  -  Form of EUA Restricted Stock Plan effective July 17, 1989 as amended (Exhibit 10-13, EUA Form 10-K for 1992, File No. 1-5366;
             Exhibit 10-19.03, Form 10-K of EUA for 1997, File No. 1-5366).

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

*10-15.03 -  Fifth Amendment to the Eastern Utilities Associates Employees'
             Savings Plan dated April 23, 1998.

*10-16.03 -  Sixth Amendment to the Eastern Utilities Associates Employees'
             Savings Plan dated September 28, 1998.

*10-17.03 -  Third Amendment to the Employees' Retirement Plan of Eastern
             Utilities Associates dated April 20, 1998.

*10-18.03 -  Fourth Amendment to the Employees' Retirement Plan of Eastern
             Utilities Associates dated April 30, 1998.

*10-19.03 -  Agreement and Plan of Merger dated as of February 1, 1999 by and among New England Electric System, Research Drive LLC and Eastern Utilities Associates.

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

*10-5.08  -  Wholesale Standard Offer Service Agreement between Blackstone
             Valley Electric Company, Eastern Edison Company, Newport Electric Corporation and TransCanada Power Marketing LTD., dated April 7, 1998.

*10-6.08  -  Wholesale Standard Offer Service Agreement between Blackstone
             Valley Electric Company, Eastern Edison Company, Newport Electric Corporation and NRG Energy Power Marketing, Inc., dated October 13, 1998.

*10-7.08  -  Wholesale Standard Offer Service Agreement (20.1775%) between
             Blackstone Valley Electric Company, Eastern Edison Company, Newport Electric Corporation and Constellation Power Sources, Inc., dated December 21, 1998.

*10-8.08  -  Wholesale Standard Offer Service Agreement (35.7695%) between
             Blackstone Valley Electric Company, Eastern Edison Company, Newport Electric Corporation and Constellation Power Sources, Inc., dated December 21, 1998.

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

 10-13.05 -  Form of Agreement among Maine Yankee Atomic Power Company's
             Sponsors dated as of May 20, 1969 (Exhibit B-5, File No. 70-4658).

 10-14.05 -  Form of New England Power Pool Agreement dated as of September 1,
             1971, as amended as of July 1, 1972, March 1, 1973, April 2, 1973, March 15, 1974, June 1, 1975, September 1, 1975, December 31, 1976, January 31, 1977, July 1, 1977, August 1, 1977, August 15,
             1978, January 31, 1980, February 1, 1980, September 1, 1981,
             December 1, 1981, June 1, 1982, June 15, 1983, October 1, 1983,
             August 1, 1985, August 15, 1985, January 1, 1986, September 1, 1986, March 1, 1988, May 1, 1988, March 15, 1989, October 1, 1990,
             September 15, 1992, May 1, 1993, and December 31, 1996, (Exhibit 13-45, Registration No. 2-41488; Exhibit 13-38, Registration No. 2-46612; Exhibits 13-39 and 13-40, Registration No. 2-48966;
             Exhibit B-3, Form U5S of EUA for year 1974; Exhibit 13-35(a), Registration No. 2-54449; Exhibit 13-35, Registration No. 2-55990, Exhibits 5-69 and 5-70, Registration Exhibit 13-35(a), Registration No. 2-54449; Exhibit 13-35, Registration No. 2-55990, Exhibits 5-69 and 5-70, Registration No. 2-58625; Exhibit 6, Form 10-K of EUA for 1977, File No. 1-5366; Exhibit 1, Form 10-K of EUA for 1979, File No. 1-5366; Exhibit No. 10-67, Registration No. 2-80205; Exhibit 10-65, Form 10-K of EUA for 1983, File No. 1-5366; Exhibit 10-66, Form 10-K of EUA for 1983, File No. 1-5366;
             Exhibits 10-75, 10-76, and 10-77, Form 10-K of EUA for 1985, File No. 1-5366; Exhibit 10-79, Form 10-K of EUA for 1986, File No. 1-5366; Exhibits 10-99 and 10-100, Form 10-K of EUA for 1988, File No. 1-5366; Exhibit 10-96, Form 10-K of EUA for 1989, File No. 1-5366; Exhibit 10-81, Form 10-K of Eastern Edison for 1990, File No. 0-8480; Exhibit 10-38.05, Form 10-K of EUA for 1995, File No. 1-5366; Exhibit 10-39.05, Form 10-K of EUA for 1995, File No. 1-5366; Exhibit 10-40.05, Form 10-K of EUA for 1995, File No. 1-5366 Exhibit 10-38.05 Form 10-K of EUA for 1996, File No. 1-5366).

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

 10-22.05 -  Guarantee Agreement (composite copy) dated as of November 13, 1981 between The Connecticut Bank and Trust Company, as Trustee, and Montaup relating to debentures of Connecticut Yankee Atomic Power Company (Exhibit 10-61, Form 10-K of EUA for 1981, File No. 1-5366).

 10-23.05 -  Agreement for Seabrook Project Disbursing Agent, dated as of May
             23, 1984, as amended March 8, 1985, May 20, 1985, June 18, 1985,
             January 1, 1986, November, 1987, August 1, 1989, and restated as of November 1, 1990, among the participants in the Seabrook nuclear generating project, including Montaup and Yankee Atomic Electric Company (Exhibit 2, Form 10-Q of EUA for the Quarter Ended June 30, 1984, File No. 1-5366; Exhibit 10-69, Form 10-K of EUA for 1985, File No. 1-5366; Exhibits 10-86, 10-87 and 10-88,
             Form 10-K of EUA for 1986, File No. 1-5366; Exhibit 10-97, Form 10-K of EUA for 1987, File No. 1-5366; Exhibit 10-105, Form 10-K of EUA for 1989, File No. 1-5366; Exhibit 10-84, Form 10-K of Eastern Edison for 1990, File No. 0-8480).

 10-24.05 -  Guarantee Agreement dated as of August 1, 1985 among The
             Connecticut Bank and Trust Company, Connecticut Yankee Atomic Power Company and Montaup Electric Company relating to Revolving Credit Loans of Connecticut Yankee (Exhibit 10-85, Form 10-K of EUA for 1985, File No. 1-5366).

 10-25.05 -  Equity Funding Agreement for New England Hydro-Transmission
             Corporation dated as of June 1, 1985, between New England Hydro-Transmission Corporation and several New England electric utilities, including Montaup as amended as of May 1, 1986 and September 1, 1987 (Exhibits 10-96 and 10-97, Form 10-K of EUA for 1986, File No. 1-5366; Exhibit 10-116, Form 10-K of EUA for 1987,
             File No. 1-5366).

 10-26.05 -  Equity Funding Agreement for New England Hydro-Transmission
             Electric Company, Inc. dated as of June 1, 1985, between New England Hydro-Transmission Electric Company, Inc. and several New England electric utilities, including Montaup as amended as of May 1, 1986 and September 1, 1987 (Exhibits 10-98 and 10-99, Form 10-K of EUA for 1986, File No. 1-5366; Exhibit 10-117, Form 10-K of EUA for 1987, File No. 1-5366).

 10-27.05 -  Unit Power Agreement for the Sale of Unit Capacity and Energy from
             Ocean State Power Project to Montaup Electric Company dated as of May 14, 1986 as amended as of August 27, 1986, September 27, 1988, October 21, 1988, July 21, 1989, February 7, 1990, December 21, 1990, and February 12, 1996 (Exhibits 10-101 and 10-102, Form 10-K
             of EUA for 1986, File No. 1-5366; Exhibits 10-106 and 10-107, Form 10-K of EUA for 1988, File No. 1-5366; Exhibit 10-106, Form 10-K of EUA for 1989, File No. 1-5366; Exhibits 10-86 and 10-87, Form 10-K of Eastern Edison for 1990, File No. 0-8480; Exhibit 10-39.05 and 10-40.05, Form 10-K of EUA for 1996, File No. 1-5366).

 10-28.05 -  Power Purchase Agreement dated as of October 17, 1986, between
             Northeast Energy Associates and Montaup as amended as of June 28, 1989 (Exhibit 10-103, Form 10-K of EUA for 1986, File No. 1-5366;
             Exhibit 10-103, Form 10-K of EUA for 1989, File No. 1-5366).

 10-29.05 -  Settlement Agreement dated as of January 13, 1989 among Montaup,
             EUA Power, certain past and present owners of the Seabrook Project and Yankee Atomic Electric Company (Exhibit 10-110, Form 10-K of EUA for 1988, File No. 1-5366).

 10-30.05 -  Unit Power Agreement for the Sale of Second Unit Capacity and
             Energy from Ocean State Power Project to Montaup Electric Company dated as of September 28, 1988 as amended as of July 21, 1989, February 7, 1990, and February 12, 1996 and a Supplemental Agreement dated July 21, 1989 (Exhibit 10-104, Form 10-K of EUA for 1989, File No. 1-5366; Exhibits 10-41.05 and 10-42.05, Form
             10-K of EUA for 1996, File No. 1-5366; Exhibit No. 10-88, Form 10-K of Eastern Edison for 1990, File No. 0-8480).

 10-31.05 -  Purchase Power Contract between Newport and Montaup dated July 23,
             1963, as revised on March 23, 1983 (Exhibit 10-108, Form 10-K of EUA for 1990, File No. 1-5366).

 10-32.05 -  Purchase Power Contract between Newport and Montaup for Contract
             Demand Service effective May 1, 1983, as amended on July 1, 1983, December 28, 1983 and November 1, 1984 (Exhibit 10-89, Form 10-K of Eastern Edison for 1990, File No. 0-8480 and Exhibit 10-109, Form 10-K of EUA for 1990, File No. 1-5366).

 10-33.05 -  Power Contract (composite copy) between Yankee Atomic Electric
             Company and Montaup dated June 30, 1959 as revised April 1, 1975, as further amended October 1, 1980, April 1, 1985, May 6, 1988, June 26, 1989, July 1, 1989 and February 1, 1992 (Exhibit 10-6, Registration No. 2-72655; Exhibit 10-73, Form 10-K of EUA for 1985, File No. 1.5366; Exhibit 10-96, Form 10-K of EUA for 1988,
             File No. 1-5366; Exhibits 10-93 and 10-94, Form 10-K of EUA for 1989, File No. 1-5366; Exhibit 10-46 Form 10-K of Eastern Edison for 1992, File No. 0-8480).

*10-34.05 -  Amended and Restated Power Sales Contract by and between Southern
             Eenrgy Canal L.L.C. (as assignee of Canal Electric Company) and Montaup Electric Company, dated December 18, 1998 and effective on December 30, 1998.

*10-35.05 -  Third Amendment to the Pilgrim Power Sale Agreement between Boston
             Edison Company and Montaup Electric Company, dated Novemeber 18, 1998.

*10-36.05 -  Power Purchase Agreement between Entergy Nuclear Generation
             Company and Montaup Electric Company, dated November 18, 1998.

*10-37.05 -  Power Purchase and Sale Agreement between Montaup Electric Company and Constellation Power Source, Inc., dated December 21, 1998.

*10-38.05 -  PPA Transfer Agreement between Montaup Electric Company and
             TransCanada Power Marketing Ltd, dated April 7, 1998.


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

          - See Exhibits 10-5.08, 10-6.08, 10-7.08 for Exhibits involving Blackstone, Eastern Edison and Newport.

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

 10-2.14  -  Letter amendment dated August 4, 1983 reallocating the partici-
             pating shares originally assigned to the Chicopee Municipal Lighting Plant and the Taunton Municipal Lighting Plant under the Phase I Vermont Transmission Line Support Agreement between Vermont Electric Transmission Company, Inc. and several New England electric utilities, including Newport, dated December 1, 1981, as amended on June 1, 1982 and November 1, 1982 (Exhibit 10-110, Form 10-K of EUA for 1990, File No. 1-5366).

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

 10-4.14  -  Letter amendment dated July 29, 1983 reallocating the partici-
             pating shares originally assigned to the Chicopee Municipal Lighting Plant and the Taunton Municipal Lighting Plant under the Phase I Terminal Facility Support Agreement between New England Transmission Corporation and several New England electric utilities, including Newport, dated December 1, 1981, as amended on June 1, 1982 and November 1, 1982 (Exhibit 10-112, Form 10-K of EUA for 1990, File No. 1-5366).

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

          - See Exhibits 10-5.08, 10-6.08, 10-7.08 for Exhibits involving Blackstone, Eastern Edison and Newport.

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

Annual Reports to Shareholders:

*13-1.03  -  Annual Report to Shareholders of EUA for 1998, portions of which are incorporated by reference in this Annual Report on Form 10-K. Only the portions expressly so incorporated under PART II, Items 5, 6, 7 and 8 are to be deemed filed herewith.

*13-1.01  -  Annual Report to Shareholders of Blackstone for 1998, portions of which are incorporated by reference in this Annual Report on Form 10-K. Only the portions expressly so incorporated under PART II, Items 5, 6, 7 and 8 are to be deemed filed herewith.

*13-1.08  -  Annual Report to Shareholders of Eastern Edison for 1998, portions of which are incorporated by reference in this Annual Report on Form 10-K. Only the portions expressly so incorporated under PART II, Items 5, 6, 7 and 8 are to be deemed filed herewith.

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

(b)  Reports on Form 8-K

Eastern Utilities Associates

  On February 5, 1999, EUA filed a Current Report on Form 8-K with respect to
  Item 5 (Other Events).

  On January 5, 1999, EUA filed a Current Report on Form 8-K with respect to
  Item 5 (Other Events).

  On November 19, 1998, EUA filed a Current Report on Form 8-K with respect to
  Item 5 (Other Events).

  On October 15, 1998, EUA filed a Current Report on Form 8-K with respect to
  Item 5 (Other Events).

Eastern Edison Company

  On January 5, 1999, Eastern Edison Company filed a Current Report on Form 8-K with respect to Item 5 (Other Events).

  On November 19, 1998, Eastern Edison Company filed a Current Report on Form 8-K with respect to Item 5 (Other Events).

  On October 15, 1998, Eastern Edison Company filed a Current Report on Form 8-K with respect to Item 5 (Other Events).

                                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Signature                Title                                   Date

EASTERN UTILITIES ASSOCIATES

By /s/ John R. Stevens   President and Chief Operating Officer   March 15, 1999
    John R. Stevens      (Principal Accounting Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Donald G. Pardus         Chairman and Chief Executive Officer
Donald G. Pardus             (Principal Executive Officer) and Trustee

/s/ John R. Stevens          President and Chief Operating Officer
John R. Stevens              (Principal Accounting Officer) and Trustee

/s/ Clifford J. Hebert, Jr.  Treasurer
Clifford J. Hebert, Jr.      (Principal Financial Officer)


Russell A. Boss              Trustee

Paul J. Choquette, Jr.       Trustee
                                                           March 15, 1999
/s/ Peter S. Damon           Trustee
Peter S. Damon

/s/ Peter B. Freeman         Trustee
Peter B. Freeman

/s/ Larry A. Liebenow        Trustee
Larry A. Liebenow

/s/ Jacek Makowski           Trustee
Jacek Makowski

/s/ Wesley W. Marple, Jr.    Trustee
Wesley W. Marple, Jr.

/s/ Margaret M. Stapleton    Trustee
Margaret M. Stapleton

/s/ W. Nicholas Thorndike    Trustee
W. Nicholas Thorndike

               [This page left blank intentionally]

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature                      Title                         Date

BLACKSTONE VALLEY ELECTRIC COMPANY


By /s/ John R. Stevens       Vice Chairman and Director      March 15, 1999
    John R. Stevens          Principal Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Donald G. Pardus         Chairman of the Board and
Donald G. Pardus             Director (Principal Executive Officer)

/s/ John R. Stevens          Vice Chairman and Director
John R. Stevens              (Principal Accounting Officer)

/s/ Clifford J. Hebert, Jr.  Treasurer and Director
Clifford J. Hebert, Jr.      (Principal Financial Officer)

/s/ John D. Carney           President and Director          March 15, 1999
John D. Carney

/s/ Robert G. Powderly       Executive Vice President and
Robert G. Powderly           Director



                [This page left blank intentionally]

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


           Signature                      Title              Date

EASTERN EDISON COMPANY


By /s/ John R. Stevens       Vice Chairman and Director      March 15, 1999
    John R. Stevens          (Principal Accounting Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ Donald G. Pardus        Chairman of the Board and Director
   Donald G. Pardus          (Principal Executive Officer)


 /s/ John R. Stevens         Vice Chairman and Director
   John R. Stevens           (Principal Accounting Officer)


 /s/ Clifford J. Hebert, Jr. Treasurer and Director          March 15, 1999
   Clifford J. Hebert, Jr.   (Principal Financial Officer)


 /s/ John D. Carney          President and Director
   John D. Carney

 /s/ Robert G. Powderly      Executive Vice President and
   Robert G. Powderly        Director





                [This page left blank intentionally]

      EASTERN UTILITIES ASSOCIATES AND SUBSIDIARY COMPANIES


            Item 14(a)(2).  Financial Statement Schedules



                [This page left blank intentionally]

Schedule II
Eastern Utilities Associates and Subsidiary Companies
Valuation and Qualifying Accounts
(In Thousands)


        Column A                   Column B        Column C            Column D    Column E

                                                    Additions
                                                 (1)        (2)
                                   Balance at Charged to   Charged                Balance at
                                    Beginning  Costs and   to Other   Deductions    End of
      Description                   of Period  Expenses    Accounts    Describe     Period
For the Year Ended December 31, 1998:
  Allowance for Doubtful Accounts     $1,109     $1,378       $893 (a)  $2,079  (b)  $1,301



For the Year Ended December 31, 1997:
  Allowance for Doubtful Accounts       $976     $1,090       $450  (a) $1,407  (b)  $1,109



For the Year Ended December 31, 1996:
  Allowance for Doubtful Accounts       $690     $1,754       $292  (a) $1,760  (b)   $976


(a)  Recoveries of accounts previously written off.
(b)  Principally Accounts Receivable written off.

Schedule II
Blackstone Valley Electric Company
Valuation and Qualifying Accounts
(In Thousands)


        Column A                   Column B          Column C         Column D    Column E

                                                    Additions
                                                  (1)        (2)
                                  Balance at   Charged to  Charged                Balance at
                                  Beginning    Costs and   to Other   Deductions    End of
      Description                 of Period     Expenses   Accounts    Describe     Period
For the Year Ended December 31, 1998:
  Allowance for Doubtful Accounts      $149       $795       $246 (a)  $1,044 (b)     $146



For the Year Ended December 31, 1997:
  Allowance for Doubtful Accounts      $151       $550       $332 (a)    $884 (b)     $149



For the Year Ended December 31, 1996:
  Allowance for Doubtful Accounts      $127       $800       $232 (a)  $1,008 (b)     $151

(a)  Recoveries of accounts previously written off.
(b)  Principally Accounts Receivable written off.

                [This page left blank intentionally]

                      Report of Independent Accountants



To the Trustees and Shareholders of
Eastern Utilities Associates:


Our report on the consolidated financial statements of Eastern Utilities Associates and subsidiaries has been incorporated by reference in this Form 10-K from page 40 of the 1998 Annual Report to Shareholders of Eastern Utilities Associates. In connection with our audits of such consolidated financial statements, we have also audited the related consolidated financial statement schedule listed in Item 14 (a)(2) of this Form 10-K.

In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.








PriceWaterhouseCoopers LLP

Boston, Massachusetts
March 5, 1999









                   Report of Independent Accountants



To the Directors and Shareholder of
Blackstone Valley Electric Company:


Our report on the financial statements of Blackstone Valley Electric Company has been incorporated by reference in this Form 10-K from page 31 of the 1998 Annual Report of Blackstone Valley Electric Company. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14 (a)(2) of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


PriceWaterhouseCoopers LLP

Boston, Massachusetts
March 5, 1999






                [This page left blank intentionally]