Form 10-K405/A
period 1998-12-31
EASTERN UTILITIES ASSOCIATES; BLACKSTONE VALLEY ELECTRIC CO; EASTERN EDISON CO
filed 1999-04-16
CIK 31224, 12473, 14407

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   Form 10-K/A
(Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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



                                EXPLANATORY NOTE

     Eastern Utilities Associates hereby amends its Annual Report on Form 10-K for the year ended December 31, 1998 to reflect changes to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 8. Financial Statements and Supplementary Data. These items incorporate by reference the Management's Discussion and Analysis of Financial Condition and Review of Operations and the Notes to Consolidated Financial Statements contained in the 1998 Eastern Utilities Associates Annual Report to Shareholders, filed as Exhibit 13-1.03 of the 1998 Form 10-K. Except for the Items identified below, the content of the Registrants' original 1998 Form 10-K filed on March 31, 1999 is otherwise unchanged.


                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   EASTERN UTILITIES ASSOCIATES

                                   By: /s/ John R. Stevens
                                   President and Chief Operating Officer
                                   (Principal Accounting Officer)



                                   BLACKTONE VALLEY ELECTRIC

                                   By: /s/ John R. Stevens
                                   Vice Chairman and Director
                                   (Principal Accounting Officer)


                                   EASTERN EDISON COMPANY

                                   By: /s/ John R. Stevens
                                   Vice Chairman and Director
                                   (Principal Accounting Officer)

April 16, 1999




Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The EUA information required by this item is incorporated herein by reference to pages 10 through 24 of the 1998 EUA Annual Report to Shareholders, amended as follows:

Below is the section captioned "EXPENSES - Other Income (Deductions) -Net" from Management's Discussion and Analysis of Financial Condition and Results of Operations of the 1998 EUA Annual Report to Shareholders.

"Other Income (Deductions) - Net: Other Income and (Deductions) - Net decreased by approximately $6.0 million, or 55.0% in 1998 as compared to 1997. This decrease is due largely to the absence of the impacts of the 1997 power marketing joint venture termination and the 1997 favorable resolution of a Massachusetts corporate income tax dispute. Also contributing to the 1998 decrease were non-operating expenses of $2.5 million related to Montaup's divestiture efforts and approximately $800,000 of expenses related to opposition of a 1998 Massachusetts referendum to repeal deregulation legislation. Other Income and (Deductions) - Net increased approximately $5.9 million in 1997. This was primarily due to the net positive impact of the power marketing joint venture termination in 1997, increased interest income related to the favorable resolution of a Massachusetts corporate income tax dispute in 1997, and the impact of changes to the EUA Cogenex pension and post-retirement welfare benefit plans offset by gains recorded in 1996 from the sale of Seabrook II equipment jointly owned by Montaup."

This section is hereby amended to add the following to the end of the original passage:

"The tax issue in question relates to a 1989 Massachusetts State income tax audit which assessed tax liability for certain intercompany transactions. In order to contest the tax assessment, EUA paid the disputed tax liability in 1989. Final resolution of this matter was reached in 1997 in favor of EUA.
The disputed tax amount, along with related interest, was returned to EUA in 1997. The one-time benefit to 1997 earnings relates to the interest portion of the refund."

     Below are the second and third paragraphs of the section captioned "THE YEAR 2000 ISSUE - EUA's State of Readiness" from Management's Discussion and Analysis of Financial Condition and Results of Operations of the 1998 EUA Annual Report to Shareholders.

"EUA has adopted a four phase approach in addressing information technology
(IT) issues. As of January 31, 1999, each phase was at the following percentage of completion: analysis - 100%; remediation - 79%; unit testing - 78%; and integrated testing - 11%. EUA is on schedule to achieve Year 2000 readiness for 100% of mission critical projects by June 30, 1999. For non-IT projects, approximately 90% are either Year 2000 ready or not affected by the Year 2000. The remaining items are in the process of being remediated and tested and are scheduled to be Year 2000 ready by June 30, 1999.

EUA has an ongoing process to identify and assess the Year 2000 readiness of third parties with which it has a material relationship. Where necessary, contingency plans will be developed. This process is on schedule to be completed by June 30, 1999."

These paragraphs are hereby replaced with the following:

"EUA has adopted a four phase approach in addressing information technology
(IT) issues. The four phases are: Analysis, Remediation, Unit Testing and Integration Testing. The Analysis phase consisted of two stages. The first stage consisted of conducting an inventory of all products, applications and services, department by department. The second stage consisted of an assessment of the risk (potential impact and likelihood of failure) of each item identified in the inventory. Items identified as not being Year 2000 ready are repaired or replaced during the Remediation phase. The Unit Testing phase involves testing at the module, program and application level to assure that each such item still functions properly after repair or replacement. Finally, in the Integration Testing phase, dates are moved ahead, data are aged, and all date conditions pertinent to each application or product are tested "end-to-end" to assure that each item is tested in its final complete environment. As of January 31, 1999, each phase described above was at the following percentage of completion: Analysis-100%; Remediation-79%; Unit Testing-78%; Integration Testing-11%. EUA is on schedule to achieve Year 2000 readiness for 100% of mission critical projects by June 30, 1999. For non-IT projects, approximately 90% are either Year 2000 ready or not affected by the Year 2000. The remaining items are in the process of being remediated and tested and are scheduled to be Year 2000 ready by June 30, 1999.

Based on work completed as of December 31, 1998, the following date sensitive IT systems and remediation needs were identified:

        > Central Applications: 54 date sensitive items consisting of centralized computing software that addresses major business and operational needs were identified; 67% required repair or replacement.

        > Server Based Networks: 22 date sensitive items consisting of networked applications, as well as supporting computing and communications equipment were identified; 55% required repair or replacement.

        > Desktops: 48 categories of items typically consisting of personal computer hardware and software were identified; 52% of the such categories required repair or replacement.

        > Infrastructure: 44 items consisting of components of central IT operations (e.g., the mainframe computer, its operating system and centralized database) were identified; 57% required repair or replacement.

        > Embedded Systems and Components: 3,977 items were identified; 96.3% are Y2K ready or inert. 3.7% must be tested -- any failing will be replaced.


EUA has an ongoing process to identify and assess the Year 2000 readiness of third parties with which it has a material relationship. First, a list of all vendors utilized over the prior two years was developed from the accounts payable system. Sub-lists were then developed and distributed to departments based on the departmental allocation of charges for goods and services. Departmental managements worked with the purchasing department to rank vendors as critical, important or convenient. Approximately 150 vendors were identified as being critical or important.

All vendors, regardless of rank, were contacted in writing requesting information regarding their Year 2000 status. Vendors ranked as critical or important were selected for additional inquiry, in the form of additional written inquiry, telephone inquiries, review of vendor literature, review of regulatory agency filings and web site reviews. Critical vendors included providers of a variety of goods and services, such as telecommunications, banking and other financial services, computer products and services, equipment, fuel and mail delivery. As a result of this process, the purchasing department and/or the department(s) utilizing the goods or services in question have been able to confirm to their satisfaction that a significant majority of the vendors have provided adequate evidence of their Year 2000 readiness. All remaining vendors are being monitored as the process of gathering their Year 2000 readiness information continues. Where necessary, contingency plans will be developed. This process is on schedule to be completed by June 30, 1999. All critical vendors except one are Year 2000 ready or on schedule to be ready by December 31, 1999. The single exception is the municipality which provides infrastructure services to EUA Service Corporation. Contingency plans are in the process of being developed for this municipality, as well as for all other critical vendors. Such plans will identify workarounds for any critical vendor for which there is not an alternative source."


     Below is the section captioned "THE YEAR 2000 ISSUE - Costs to Address EUA's Year 2000 Issues" from Management's Discussion and Analysis of Financial Condition and Results of Operations of the 1998 EUA Annual Report to Shareholders.

"Through December 31, 1998, EUA has incurred costs of approximately $3.0 million to address Year 2000 issues, including approximately $1.5 million of non-incremental labor, $1.2 million of capital expenditures and $300,000 of consulting and other costs. EUA estimates it will incur additional costs approximating $7.0 million during the period January 1, 1999 through March 31, 2000, to complete its resolution of Year 2000 issues including approximately $5.5 million of non-incremental labor, $500,000 of capital expenditures and $1.0 million of consulting and other costs. Because 70% of the total estimated costs associated with the Year 2000 issue relate to non-incremental internal labor, management continues to believe that the Year 2000 will not present a material incremental impact to future operating results or financial condition."

This section is hereby restated as follows:

"Through December 31, 1998, EUA has incurred costs of approximately $3.0 million to address Year 2000 issues, including approximately $1.5 million of non-incremental labor, $1.2 million of capital expenditures and $300,000 of consulting and other costs. Due to their nature, the capital expenditures and the consulting and other costs are not allocable to the various phases of EUA's Year 2000 Program identified above; however, the $1.5 million non-incremental labor costs can be assigned to particular phases of the Company's Year 2000 project, in the following amounts: Analysis -- $600,000; Remediation-- $400,000; Unit Testing--$400,000; and Integration Testing--$100,000. EUA estimates it will incur additional costs approximating $7.0 million during the period January 1, 1999 through March 31, 2000, to complete its resolution of Year 2000 issues, including approximately $5.5 million of non-incremental labor, $500,000 of capital expenditures and $1.0 million of consulting and other costs. Again, due to the nature of the capital, consulting and other costs, they are generally not allocable to particular phases of EUA's Year 2000 Program; however, certain non-incremental labor costs may be assigned as follows: Remediation--$150,000; Unit Testing--$150,000; Integration Testing-- $4 million. In addition, EUA estimates it will incur approximately $1.2 million in non-incremental labor costs during the period July 1, 1999 through March 31, 2000 for year 2000 related activities such as: retesting, documentation review, communications outreach and customer and vendor awareness programs, training, maintaining a "clean room" environment, transition weekend preparations, transition weekend activities, and post-transition weekend problem resolution. Because 70% of the total estimated costs associated with the Year 2000 issue relate to non-incremental internal labor, management continues to believe that the Year 2000 will not present a material incremental impact to future operating results or financial condition."


     Below are the second and third paragraphs of the section captioned "THE YEAR 2000 ISSUE - Risks of EUA's Year 2000 Issues" from Management's Discussion and Analysis of Financial Condition and Results of Operations of the 1998 EUA Annual Report to Shareholders.

"In addition, dependable voice and data telecommunications are critical to EUA's ongoing operations. EUA's internal telecommunication systems are either Year 2000 ready now, or on schedule to become Year 2000 ready by June 30, 1999. EUA also relies heavily on external telecommunication systems, i.e., the local and regional telephone systems, and has identified these providers as critical vendors. EUA has made direct contact with representatives of the telephone companies on which EUA depends, each of which anticipates being Year 2000 ready and devoid of major system failures.

No other significant reasonably likely failure scenarios stemming solely from Year 2000 related problems have been identified thus far. Accordingly, EUA does not currently believe that any Year 2000 related risks in and of themselves constitute reasonably likely worst case scenarios. Rather, EUA's most reasonably likely Year 2000 related worst case scenario would be the occurrence of isolated year 2000 failures such as described above in conjunction with a severe winter storm. However, EUA believes that such year 2000 failures would not likely affect whether the storm event would have a material impact on EUA's business or financial condition."

These paragraphs are hereby replaced with the following:

"In addition, dependable voice and data telecommunications are critical to EUA's ongoing operations. EUA's internal telecommunications systems are either Year 2000 ready now, or on schedule to become Year 2000 ready by June 30, 1999. EUA also relies heavily on external telecommunication systems, i.e., the local and regional telephone systems, and has identified these providers as critical vendors. EUA has gathered extensive documentation regarding the Year 2000 efforts and status of the regional telephone companies upon which it relies.
In addition, EUA has also had face-to-face meetings with representatives of these companies and attended public conferences sponsored by these companies, at which they have described their Year 2000 process and progress. Each of these companies anticipates being Year 2000 ready and devoid of major system failures. Nevertheless, EUA has provided for several methods for maintaining adequate communications. For example, if the regional, land-line telephone systems were not in service, EUA could rely on mobile or cellular telephones. If those failed, EUA maintains mobile radios. Further, all of EUA's operating locations, including EUA Service Corporation's, are linked through a captive microwave telecommunications system.

No other significant reasonably likely failure scenarios stemming solely from Year 2000 related problems have been identified thus far. Accordingly, EUA does not currently believe that any Year 2000 related risks in and of themselves constitute reasonably likely worst case scenarios. Rather, EUA's most reasonably likely Year 2000 related worst case scenario would be the occurrence of isolated year 2000 failures such as described above in conjunction with a severe winter storm. However, EUA believes that such year 2000 failures would not likely affect whether the storm event would have a material impact on EUA's business or financial condition. In this context, and based on its communications with key vendors and customers and its long experience with storm events, EUA does not currently anticipate significant adverse effects on its relationships with its customers or vendors, or any resulting material adverse effects on its business or operations."

     Below is the section captioned "THE YEAR 2000 ISSUE - Summary" from Management's Discussion and Analysis of Financial Condition and Results of Operations of the 1998 EUA Annual Report to Shareholders.

"Summary: The amount of effort and resources necessary to address Year 2000 issues and make EUA Year 2000 ready is significant. There are dedicated teams in place to ensure EUA's transition into the next century occurs with minimal disruption. EUA's Year 2000 program is on schedule and in accordance with timetables and progress points published by the North American Electric Reliability Council. In addition, EUA is utilizing outside technical consultants and other experts to help ensure EUA's Year 2000 program remains on schedule and effective. Management believes EUA's Year 2000 project is well managed and has the appropriate resources and plans in place to ensure the Company is positioned for a successful transition to the Year 2000."

This section is hereby restated as follows:

"The amount of effort and resources necessary to address Year 2000 issues and make EUA Year 2000 ready is significant. There are dedicated teams in place to ensure EUA's transition into the next century occurs with minimal disruption. By the end of December 1998, EUA had the equivalent of twenty full time employees working on its Year 2000 project. Beginning in 1999, during peak times, up to 7 contract programmers have been added to help EUA's permanent IT
staff deal with internal Year 2000 activities.   Also, more than 12
vendor-provided IT professionals have been used to help with various short duration Year 2000 projects specifically targeting that vendor's products. EUA's Year 2000 program is on schedule and in accordance with time tables and program points published by the North American Electric Reliability Council.
In addition, EUA is utilizing outside technical consultants and other experts to help ensure that its Year 2000 program remains on schedule and effective and that risk and resource issues are appropriately assessed and addressed. Management believes EUA's Year 2000 project is well managed and has the appropriate resources and plans in place to ensure the Company is positioned for a successful transition to the Year 2000."

Part II - Item 8.  Financial Statements and Supplementary Data

     The EUA information required by this item is incorporated herein by reference to pages 26 through 41 of the 1998 EUA Annual Report to Shareholders, amended as follows:

Below is the first paragraph of the section captioned "Operating Revenues" of Footnote A, Nature of Operations and Summary of Significant Accounting Policies from the Notes to Consolidated Financial Statements of the 1998 EUA Annual Report to Shareholders.

"Operating Revenues: Utility revenues are based on billing rates authorized by applicable federal and state regulatory commissions. Eastern Edison Company (Eastern Edison), Blackstone Valley Electric Company (Blackstone) and Newport Electric Corporation (Newport) (collectively, the Retail Subsidiaries) accrue the estimated amount of unbilled revenues at the end of each month to match costs and revenues more closely. Montaup recognizes revenues when billed. In 1998, Montaup and the Retail Subsidiaries also began recording revenues in an amount management believes to be recoverable pursuant to provisions of approved settlement agreements and enabling state legislation."

This paragraph is hereby amended to add the following to the end of the original passage:

"Provisions of the approved restructuring settlement agreements in conjunction with accounting provisions of SFAS 71 allow Montaup and the retail subsidiaries to accrue and/or defer revenue related to the future recovery of certain items. Montaup has accrued revenues and recorded associated regulatory assets and liabilities for certain items during 1998 commencing with the implementation of the aforementioned settlement agreements and billing of the Contract Termination Charge (CTC), January 1, 1998 in Rhode Island and March 1, 1998 in Massachusetts. Montaup was authorized to accrue an amount of lost revenue equal to the difference in revenues Montaup would have collected under its previously approved rates and revenues collected pursuant to the settlement agreements. The settlements also provide Montaup with a nuclear PBR provision under which Montaup normalizes expenses and revenues for 80% of going forward operations of Montaup's nuclear interests. Montaup was also allowed to accrue a return enhancement related to stranded investments charged to its Rhode Island retail affiliates during the generation divestiture period as an incentive to divest. Also, Montaup is normalizing the difference between GAAP depreciation expense on generation plant assets prior to divestiture and the recovery level included in the settlement agreements. Montaup has also accrued revenue related to the two-month delay in implementing the Massachusetts settlement agreement from January 1, 1998 to March 1, 1998. Finally, Montaup normalizes for the difference in actual versus estimated CTC variable components costs and revenues.

Settlement provisions and SFAS 71 also provide for Eastern Edison to accrue revenue equal to the approved deferral of standard offer costs which will be collected in the future.

The following table reflects the nature and amount of accrued and/or deferred revenue and the associated balance sheet placement.

                             Amount        Balance
                            Accrued        Sheet
                         (Deferred)        Placement
                              $000

Lost revenue               $ 18,527        Other Asset/Accrued CTC Assets
Mass. Delay Credit              768        Other Asset/Accrued CTC Assets
R.I. Return True-up           1,970        Other Asset/Accrued CTC Assets
Depr. Norm. (12 yr S/L vs.
     CTC Level)              10,933        Other Asset/Accrued CTC Assets
Depr. Norm  (GAAP vs.
      12 yr S/L)            (14,294)       Other Liab./Reg. Liab.
Nuclear PBR                   3,933        Other Asset/Other Reg.  Assets
CTC Variable
      Component Norm.       (23,793)       Other Liab./Reg. Liab.
Eastern Edison Standard
     Offer Deferral           8,782        Other Accts. Rec./Reg. Assets"



     Below is the first paragraph of the section captioned "Regulatory Accounting" of Footnote A, Nature of Operations and Summary of Significant Accounting Policies from the Notes to Consolidated Financial Statements of the 1998 EUA Annual Report to Shareholders.

"Regulatory Accounting: Core Electric companies are subject to certain accounting rules that are not applicable to other industries. These accounting rules allow regulated companies, in appropriate circumstances, to establish regulatory assets and liabilities which defer the current financial impact of certain costs that are expected to be recovered in future rates. In light of approved restructuring settlement agreements and restructuring legislation in both Massachusetts and Rhode Island, EUA has determined that Montaup no longer will apply the provisions of Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards No. 71 (FAS71), "Accounting for the Effects of Certain Types of Regulation" for the generation portion of its business. Due to the recoverability of regulatory assets granted in the approved restructuring plans, EUA believes that the discontinuation of FAS71 for the generation portion of Montaup's business will not have a material impact on EUA's results of operation or financial condition. EUA believes its transmission and retail distribution businesses continue to meet the criteria for continued application of FAS71."

This paragraph is restated as follows:

"Regulatory Accounting: Core Electric companies are subject to certain accounting rules that are not applicable to other industries. These accounting rules allow regulated companies, in appropriate circumstances, to establish regulatory assets and liabilities which defer the current financial impact of certain costs that are expected to be recovered in future rates. In light of approved restructuring settlement agreements and restructuring legislation in both Massachusetts and Rhode Island, EUA has determined that Montaup no longer will apply the provisions of Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards No. 71 (FAS71), "Accounting for the Effects of Certain Types of Regulation" for the generation portion of its business. Montaup ceased applying SFAS 71 to its ongoing generation portion of its business effective January 1, 1998. Approved restructuring settlement agreements with parties in Massachusetts and Rhode Island, the two states in which Montaup operates, allow Montaup full recovery or stranded generation investments as of December 31, 1997 and as such Montaup incurred no asset impairment. As disclosed in Footnote A under the caption "GENERATION DIVESTITURE", Montaup has agreements to divest all of its generation assets and power purchase agreements with the exception of its 4.0% (46mw) ownership interest in the Millstone 3 nuclear station and is 12 mw entitlement from the Vermont Yankee nuclear unit. Post-divestiture ongoing generation operations will include the two aforementioned nuclear units in which Montaup will continue to have an interest. The approved settlement agreements also provide Montaup with recovery of 100% of embedded nuclear investments as of December 31, 1997 and recovery of 80% of its post 1997 on going nuclear generation operations. Because only 20% of Montaup's remaining nuclear operations will no longer be subject to the accounting treatment pursuant to SFAS 71 and would be subject to market risk, Management believes that the discontinuation of SFAS 71 for Montaup's post-divestiture generation business will not have a material impact on EUA's results of operations or financial position. EUA believes its transmission and retail distribution businesses continue to meet the criteria for continued application of FAS71."

     Below is the second paragraph of the section captioned "Environmental Matters" of Footnote J, Commitments and Contingencies from the Notes to Consolidated Financial Statements of the 1998 EUA Annual Report to Shareholders.

"On December 13, 1994, the United States District Court for the District of Massachusetts (District Court) issued a judgment against Blackstone, finding Blackstone liable to the Commonwealth of Massachusetts (Commonwealth) for the full amount of response costs incurred by the Commonwealth in the cleanup of a by-product of manufactured gas at a site at Mendon Road in Attleboro, Massachusetts. The judgment also found Blackstone liable for interest and litigation expenses calculated to the date of judgment. The total liability is approximately $5.9 million, including approximately $3.6 million in interest which had accumulated since 1985. Due to the uncertainty of the ultimate outcome of this proceeding and anticipated recoverability, Blackstone recorded the $5.9 million District Court judgment as a deferred charge. This amount is included with Other Assets on the Consolidated Balance Sheet at December 31, 1998 and 1997."

This paragraph is hereby replaced with the following:

"On December 13, 1994, the United States District Court for the District of Massachusetts (District Court) issued a judgment against Blackstone, finding Blackstone liable to the Commonwealth of Massachusetts (Commonwealth) for the full amount of response costs incurred by the Commonwealth in the cleanup of a by-product of manufactured gas at a site at Mendon Road in Attleboro, Massachusetts. The judgment also found Blackstone liable for interest and litigation expenses calculated to the date of judgment. The total liability is approximately $5.9 million, including approximately $3.6 million in interest which had accumulated since 1985. Due to the uncertainty of the ultimate outcome of this proceeding and anticipated recoverability whether through rates, insurance providers or other parties, Blackstone recorded an asset for the amount funded under the escrow agreement (discussed below) consistent with provisions of SFAS 5, specifically paragraphs 3, 10, and 13 and SFAS 71, specifically paragraphs 3 and 9. This amount is included with Other Assets on the Consolidated Balance Sheets at December 31, 1998 and 1997. Should the EPA determine the substance to be non-toxic, the company may be able to retain the entire escrowed amount and would relieve both the asset and liability from its balance sheet at that time. However should the EPA determine that the substance is hazardous, the company would amortize its asset, net of amounts recovered through insurance proceeds or from other parties, over a five year period in accordance with the company's established rate recovery mechanisms of similar costs."

The section captioned "Other" of Footnote J, Commitments and Contingencies from the Notes to Consolidated Financial Statements of the 1998 EUA Annual Report to Shareholders is amended to add the following additional language at the end of the original Footnote J:

"Cogenex Settlement - EUA Cogenex recorded an after-tax charge of $2.1 million to earnings related to an arbitration panel's decision in a matter involving the 1995 sale of a portfolio of cogeneration units by EUA Cogenex to Ridgewood/Mass Power Partners, et al (Ridgewood). Ridgewood claimed that financial and other warranties in the purchase and sale agreement had been breached. EUA Cogenex entered counterclaims seeking recovery of costs of certain services performed for Ridgewood. The arbitration panel found for the buyer on some of the warranty claims, and awarded damages of approximately $2.6 million plus interest. EUA Cogenex was awarded approximately $400,000 plus interest on its counterclaim. EUA Cogenex paid the arbitration panel's net award less interest and recorded this charge to earnings during the fourth quarter of 1998. EUA Cogenex continues to contest the panel's findings with respect to the interest and legal fees.

Termination of Power Marketing Joint Venture - In the third quarter of 1997, EUA announced the termination of a power marketing joint venture with an affiliate of Duke Energy Corporation, the establishment of contingency reserves related to certain of its energy-related business activities and other expenses. Collectively, these actions resulted in a net after-tax gain of $1.5 million in third quarter 1997 earnings. The gross pre-tax gain related to the joint venture termination was $6.6 million. The gain was offset by contingency reserves for EUA's non-core business operations, industry restructuring matters, the Millstone 3 outage, interest and insurance aggregating $4.4 million. Also, EUA recorded expenses of $200,000 related to industry restructuring efforts."