Form 10-K405/A
period 1998-12-31
EASTERN UTILITIES ASSOCIATES; BLACKSTONE VALLEY ELECTRIC CO; EASTERN EDISON CO
filed 1999-04-19
CIK 31224, 12473, 14407

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   Form 10-K/A
                                 Amendment No. 2
(Mark One)
     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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



                                EXPLANATORY NOTE

     Eastern Utilities Associates hereby amends its Annual Report on Form 10-K for the year ended December 31, 1998 to reflect changes to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 8. Financial Statements and Supplementary Data. Except for the Items identified below, the content of the Registrants' original 1998 Form 10-K filed on March 31, 1999, is otherwise unchanged.


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


                                   EASTERN EDISON COMPANY

                                   By: /s/ John R. Stevens
                                   Vice Chairman and Director
                                   (Principal Accounting Officer)

April 16, 1999




Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This item is amended and restated in its entirety as follows:

The information required by this Item with respect to Blackstone and Eastern Edison is incorporated herein by reference to pages 3 through 10 in the 1998 Blackstone Annual Report and pages 3 through 14 in the 1998 Eastern Edison Annual Report (Exhibits 13-1.01 and 13-1.08) for Blackstone and Eastern Edison, respectively, as previously filed with the Registrants' Form 10-K.

The information required by this Item with respect to EUA previously incorporated herein by reference to pages 7 through 24 in the 1998 EUA Annual Report to Shareholders (Exhibit 13-1.03 of the Registrants' 1998 Form 10-K) is replaced in its entirety by the following:

Eastern Utilities Associates

Management's Discussion and Analysis of Financial Condition and Review of Operations

Proposed Merger Agreement - On February 1, 1999, EUA and New England Electric System (NEES) announced a merger agreement under which NEES will acquire all outstanding shares of EUA for $31 per share in cash. The merger agreement, which is subject to the approval of EUA shareholders and various regulatory agencies, values the equity of EUA at approximately $634 million, which represents a 23% premium above the price of EUA shares on December 4, 1998, the last trading day before other regional merger announcements affected EUA's share price. EUA shareholders will continue to receive dividends at the current level, as declared by the Board of Trustees, until closing of the merger, expected by early 2000.

1998 Operations Overview - Consolidated net earnings for 1998 were $34.7 million, or $1.70 per share, on revenues of $538.8 million, an 8.6% decrease from 1997 earnings of $38.0 million on revenues of $568.5 million. 1998 results include the impacts of the 1998 EUA Cogenex Settlement and tax audit adjustments. 1997 results include the one-time earnings impact of a joint venture termination in 1997. These items are discussed below and listed in the following table.

Net Earnings and Earnings Per Share by business unit for 1998 and 1997 were as follows:

                                     1998                      1997

                    Net Earnings (Loss) Earnings (Loss) Net Earnings    Earnings
                          (000's)         Per Share       (000's)      Per Share
Core Electric Business   $35,160            $1.72        $36,025         $1.77
Energy Related Business     (792)           (0.04)            49          0.00
Corporate                    541             0.03            406          0.02
        From Operations   34,909             1.71         36,480          1.79
One-Time Impacts:
  Cogenex Settlement      (2,062)           (0.10)
  Tax Audit Adjustments    1,863             0.09
  Joint Venture Termination                                1,480          0.07
Consolidated             $34,710            $1.70        $37,960         $1.86

Major impacts on earnings by business unit are described in the following paragraphs.

Cogenex Settlement - EUA Cogenex recorded an after-tax charge of $2.1 million to earnings related to an arbitration panel's decision in a matter involving the 1995 sale of a portfolio of cogeneration units by EUA Cogenex to Ridgewood/Mass Power Partners, et al (Ridgewood). Ridgewood claimed that financial and other warranties in the purchase and sale agreement had been breached. EUA Cogenex entered counterclaims seeking recovery of costs of certain services performed for Ridgewood. The arbitration panel found for the buyer on some of the warranty claims, and awarded damages of approximately $2.6 million plus interest. EUA Cogenex was awarded approximately $400,000 plus interest on its counterclaim. EUA Cogenex paid the arbitration panel's net award less interest and recorded this charge to earnings during the fourth quarter of 1998. EUA Cogenex continues to contest the panel's findings with respect to the interest and legal fees.

Tax Audit adjustments - In January 1997, the Internal Revenue Service (IRS) issued a report in connection with its examination of the consolidated federal income tax returns of EUA for 1992 and 1993. This report included an adjustment to disallow EUA's inclusion of its investment in EUA Power's Preferred Stock as a deduction in determining Excess Loss Account (ELA) taxable income in 1992 relating to EUA Power's Common and Preferred Stock that was redeemed in 1993. EUA filed an administrative appeal contesting the IRS position. In January 1999, EUA reached an understanding with the IRS Appeals Office concerning settlement of this matter. Reductions in EUA's tax reserves, to reflect this and other items, resulted in a net $1.9 million addition to fourth quarter 1998 earnings.

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

Revenues - Total Operating Revenues by business unit for 1998, 1997 and 1996 were as follows:
($ in millions)                      1998           1997        1996
Core Electric                       $480.1         $506.7      $470.7
Energy Related                        58.7           61.8        56.4
Corporate                              -              -           -
        Total                       $538.8         $568.5      $527.1

Core Electric Business: Core Electric Revenues decreased by $26.6 million in 1998 due to the following: Generation related revenues decreased by $24.6 million as a result of rate reductions to all of EUA's retail customers, pursuant to electric industry restructuring legislation and settlement agreements effective January 1, 1998, and March 1, 1998, in Rhode Island and Massachusetts, respectively. Of this decrease, $21.5 million relates to decreased fuel and purchased power expenses in 1998. The remaining change in generation related revenues was due to the net impacts of rate reductions and accrued revenues as prescribed in the previously mentioned settlement agreements. Distribution revenues decreased by $4.2 million in 1998 due to the net impacts of restructured rates, a 1.7% increase in primary kilowatthour
(kWh) sales and a $2.2 million increase in conservation and load management (C&LM) recoveries.

Core Electric Revenues increased by $36 million in 1997 due to recoveries of increased fuel, purchased power and C&LM expenses aggregating $22.9 million and increased retail distribution revenues of $13.8 million resulting from increased kWh sales and rate increases effective January 1, 1997 for Blackstone and Newport.

Energy Related Business: Energy Related Revenues decreased by $3.1 million in 1998 due primarily to decreased EUA Cogenex project sales of $8.1 million offset by increased paid-from-savings revenues and installation and fabrication revenues totalling $5.6 million.

Energy Related Revenues increased by $5.5 million in 1997 as result of increased EUA Cogenex project sales of $9.1 million offset by decreased paid-from-savings and installation and fabrication revenues totaling $4.1 million. In addition, EUA TransCapacity revenue increased by $500,000 in 1997.

Core Electric Business kWh Sales - Primary kWh sales of electricity by EUA's Core Electric Business unit increased approximately 1.7% in 1998 compared to 1997. This change was led by increases of 2.9% and 2.2% in the industrial and commercial classes, respectively. Total energy sales increased 9.5% in 1998, due mainly to increased sales to the New England Power Pool (NEPOOL) and increased short-term unit contract energy sales. These NEPOOL interchange and short-term unit contract sales essentially recover fuel costs and have little or no earnings impacts. Primary kWh sales of electricity increased 1.4% in 1997 compared to the prior year. This change was led by increases of 2.4% in the residential and industrial customer classes. Total energy sales including NEPOOL interchange and short-term unit contract sales increased 4.6% in 1997.

Percentage changes in kWh Sales by class of customer for the past two years were as follows:

Percent Increase (Decrease) from Prior Year

                                     1998           1997

Residential                           0.3            2.4
Commercial                            2.2           (0.7)
Industrial                            2.9            2.4
Other                                 4.9            7.4
Total Primary Sales                   1.7            1.4
Other Electric Utilities*          (100.0)          (9.0)
Losses and Company Use               13.0            5.1
Total System Requirements             0.5            1.4
Unit Contracts*                      71.5           33.7
Total Energy Sales                    9.5            4.6


* Effective January 1998, Middleboro and Pascoag are no longer contract demand customers of Montaup. Energy sales to these customers are now included with unit contracts.

Expenses - Fuel and Purchased Power: The EUA System's most significant expense items continue to be fuel and purchased power expenses of our Core Electric Business which together comprised about 44% of total operating expenses in 1998.

Fuel expense of the Core Electric Business decreased by approximately $10.9 million or 9.9% in 1998. Increased nuclear generation and a 17.1% decrease in the cost of fossil fuels resulted in an 18.7% decrease in the average cost of fuel compared to 1997. Somewhat offsetting the decrease in the average price of fuel was a 9.5% increase in total energy generated and purchased in 1998 compared to 1997. Fuel expense increased by approximately $18.6 million or 20.1% in 1997, due primarily to a 4.6 % increase in total energy generated and purchased and outages of nuclear units in 1997 which contributed to a greater dependence on higher cost fossil fuels for energy requirements, resulting in an increase in average fuel costs of 16.3%.

Purchased Power demand expense decreased approximately $10.5 million or 8.8% in 1998 compared to 1997. This decrease was primarily due to decreased billings from the Maine Yankee, Connecticut Yankee and Pilgrim Nuclear units aggregating approximately $8.5 million, and from Ocean State Power (OSP) of approximately $1.9 million. Purchased Power demand expense increased approximately $700,000 or less than 1% in 1997.

Other Operation and Maintenance (O&M): O&M expenses for 1998 decreased by $16.8 million or 8.7% compared to 1997. Total O&M expenses are comprised of three components: Direct Controllable, Indirect and Energy Related.

O&M expenses by component for 1998, 1997 and 1996 were as follows:


($ in millions)                      1998           1997         1996
Direct Controllable                $ 87.7         $ 89.1       $ 87.5
Indirect                             40.5           51.1         36.7
Energy Related                       47.9           52.7         55.7
             Total O&M             $176.1         $192.9       $179.9



Direct Controllable expenses of our Core Electric and Corporate Business units represent 49.8% of total 1998 O&M expenses and include expense items such as salaries, fringe benefits, insurance and maintenance. In 1998, direct expenses decreased approximately $1.4 million compared to 1997. This change is primarily the result of increased expenses in 1997 related to an April 1997 storm which struck Eastern Edison's service territory.

Indirect expenses include items over which we have limited short-term control. Indirects include such expense items as O&M expenses related to Montaup Electric Company's (Montaup) joint ownership interests in generating facilities such as Seabrook I and Millstone 3 (see Note H of Notes to Consolidated Financial Statements for other jointly-owned units), power contracts where transmission rental fees are fixed and C&LM expenses that are fully recovered in revenues.

Indirect expenses decreased by approximately $10.6 million in 1998. Jointly owned units expenses decreased approximately $9.4 million in 1998, due largely to the return to service of Millstone 3 in July of 1998 and decreased expenses of Canal Unit 2 and Seabrook I. In addition, charges from other utilities decreased approximately $1.9 million and Other Post-Retirement Benefits and Pension expenses decreased approximately $1.4 million collectively in 1998. These decreases were offset by increased C&LM expense of approximately $2.2 million. Indirect expenses increased by approximately $14.4 million in 1997. This change was primarily due to increased jointly owned unit expenses of approximately $9.0 million, of which approximately $5.0 million was related to the Millstone 3 outage and the remainder was due to increased expenses related to the scheduled maintenance outages at the Canal and Seabrook I units. Also impacting the 1997 change were increased C&LM expenses of approximately $3.3 million, approximately $1.2 million of transmission expenses related to new transmission tariffs implemented by FERC in 1997 to accommodate utility industry restructuring, and increased pension related expenses of approximately $700,000.

The Energy Related component relates to O&M expenses of our Energy Related Business unit where changes are tied to changes in business activity. EUA Cogenex continues to be the most active of our Energy Related businesses and incurred 82% of the total O&M expenses of this business unit in 1998. Expenses of the Energy Related Business Unit decreased by approximately $5.2 million in 1998. Expenses of EUA Cogenex decreased approximately $10.3 million in 1998, due primarily to decreased expenses of Cogenex West, Cogenex Canada, Citizens and the Cogenex Partnerships of $9.9 million in aggregate, largely the result of decreased operating activity in 1998. In addition, EUA Cogenex expenses reflect the impact of the sale of RENOVA operations to EUA Energy Investment in May 1998 and ongoing cost control efforts at the Cogenex division which were offset by increased operating expenses at EUA Day in connection with its development of Day Matrix, a division which provides energy metering and control systems. EUA Energy Investment expenses increased by $4.9 million in 1998 due primarily to the impact of the RENOVA sale. Energy Related expenses decreased by approximately $3.0 million in 1997. This decrease was due primarily to decreased employee levels and other ongoing cost control efforts of the EUA Cogenex Division of approximately $2.2 million, decreased expenses of RENOVA of approximately $1.6 million, resulting from decreased operating activity, offset by increased expenses of Cogenex-West of approximately $300,000 as a result of increased marketing activity.

Voluntary Retirement Incentives: In June 1997, an early retirement offer was accepted by a group of nine employees who were eligible for but not offered a Voluntary Retirement Incentive offer completed in 1995. The pre-tax cost of the 1997 offer, recorded in that year's second quarter, was approximately $1.4 million.

Depreciation and Amortization: Depreciation and Amortization expense increased by approximately $4.1 million or 8.8% in 1998 as compared to 1997. This increase is due largely to increased depreciation at EUA Cogenex directly related to an increase in number of projects placed in service, and amortization of certain regulatory assets at the Core Electric Business pursuant to restructuring settlement agreements. Depreciation and Amortization expense increased by approximately $1.5 million in 1997, due primarily to higher depreciable plant balances at our Core Electric companies and a $500,000 increase in EUA Cogenex depreciation.

Income Taxes: EUA files a consolidated federal income tax return for the EUA System. The composite federal and state effective income tax rate for 1998 was 34.5% versus 35.8% in 1997. The effects of accelerated reversal of timing differences pursuant to restructuring settlement agreements were offset in 1998 by the previously discussed tax audit adjustments and the reversal of unamortized investment tax credits related to Canal 2 at the time of its sale, which occurred on December 30, 1998.

Other Income (Deductions) - Net: Other Income and (Deductions) - Net decreased by approximately $6.0 million, or 55.0% in 1998 as compared to 1997. This decrease is due largely to the absence of the impacts of the 1997 power marketing joint venture termination and the 1997 favorable resolution of a Massachusetts corporate income tax dispute. Also contributing to the 1998 decrease were non-operating expenses of $2.5 million related to Montaup's divestiture efforts and approximately $800,000 of expenses related to opposition of a 1998 Massachusetts referendum to repeal deregulation legislation. Other Income and (Deductions) - Net increased approximately $5.9 million in 1997. This was primarily due to the net positive impact of the power marketing joint venture termination in 1997, increased interest income related to the favorable resolution of a Massachusetts corporate income tax dispute in 1997, and the impact of changes to the EUA Cogenex pension and post-retirement welfare benefit plans offset by gains recorded in 1996 from the sale of Seabrook II equipment jointly owned by Montaup. The tax issue in question relates to a 1989 Massachusetts State income tax audit which assessed tax liability for certain intercompany transactions. In order to contest the tax assessment, EUA paid the disputed tax liability in 1989. Final resolution of this matter was reached in 1997 in favor of EUA. The disputed tax amount, along with related interest, was returned to EUA in 1997. The one-time benefit to 1997 earnings relates to the interest portion of the refund.

Interest Charges: Net Interest charges decreased by approximately $2.0 million or 5.0% in 1998 compared to 1997. Interest on long term debt decreased as a result of normal cash sinking fund payments and the maturities of Eastern Edison's $20 million, 5 7/8% First Mortgage Bonds in May 1998 and $40 million, 5 3/4% First Mortgage Bonds in July 1998. This decrease was partially offset by interest expense on increased short term borrowings, which were used to finance Eastern Edison's long-term debt maturities. Net interest charges for 1997 were relatively unchanged from the 1996 level. Decreased long-term debt interest expense in 1997 resulting from normal cash sinking fund payments was offset by higher interest expense related to increased short-term debt and decreased capitalized interest by EUA Cogenex.

FINANCIAL CONDITION AND LIQUIDITY - The EUA System's need for permanent capital is primarily related to investments in facilities required to meet the needs of its existing and future customers.

Core Electric Business: For 1998, 1997 and 1996, Core Electric Business cash construction expenditures were $22.9 million, $21.9 million and $33.3 million, respectively.

Internally generated funds available after the payment of dividends supplied approximately 250%, 133%, and 118% of these cash construction requirements in 1998, 1997 and 1996, respectively. Various laws, regulations and contract provisions limit the use of EUA's internally generated funds such that the funds generated by one subsidiary are not generally available to fund the operations of another subsidiary.

Cash construction expenditures of the Core Electric Business for 1999, 2000 and 2001 are estimated to be approximately $33.4 million, $32.5 million and $33.3 million, respectively, and are expected to be financed with internally generated funds.

In addition to construction expenditures, projected requirements for scheduled cash sinking fund payments and mandatory redemption of securities of the Core Electric Business for 1999 through 2003 are $11.6 million, $2.3 million, $4.1 million, $38.4 million and $51.4 million, respectively, none of which relates to Blackstone's or Newport's variable rate bonds.

Energy Related Business: Capital expenditures of our Energy Related Business amounted to $26.8 million, $51.9 million and $28.1 million, in 1998, 1997 and 1996, respectively. Internally generated funds supplied 143%, 88%, and 72% of cash capital requirements in 1998, 1997, and 1996, respectively. Estimated capital expenditures of the Energy Related Business are $52.7 million, $55.9 million, and $61.3 million in 1999, 2000 and 2001, respectively. Internally generated funds are expected to supply approximately 100% of 1999 estimated capital requirements.

In addition to capital expenditures and energy related investments, projected requirements for scheduled cash sinking fund payments and mandatory redemption of securities of the Energy Related Business are $9.2 million in 1999, $59.2 million in 2000, $9.2 million in 2001, $6.0 million in 2002 and $6.0 million in 2003.

Corporate: Construction activity of the Corporate Business unit is minimal. Projected requirements for scheduled cash sinking fund payments for the corporate operations for each of the five years following 1998 are $1.1 million.

Short-Term Lines of Credit: In July 1997, several EUA System companies entered into a three-year revolving credit agreement allowing for borrowings in aggregate of up to $145 million from all sources of short-term credit. As of December 31, 1998, various financial institutions have committed up to $75 million under the revolving credit facility. In addition to the $75 million available under the revolving credit facility, EUA System companies maintain short-term lines of credit with various banks totaling $90 million, for an aggregate amount available of $165 million.

Year-End Short-Term Debt outstanding by business unit:

($ in thousands)                   1998          1997
Core Electric Business           $ 2,220       $ 7,075
Energy Related Business           19,354        44,609
Corporate                         42,000         9,800
            Total                $63,574       $61,484

During 1998, Eastern Edison used available funds and short-term borrowings to fund $60 million of long-term debt maturities. On December 30, 1998, Montaup received $75.9 million of proceeds from the sale of its 50% ownership share of the Canal 2 generating Station to Southern Energy. Those funds were used to redeem $55 million of debenture bonds and pay a special dividend to Montaup's parent company, Eastern Edison. Eastern Edison used these proceeds to repay its outstanding short-term debt and make short-term investments of $25.6 million. EUA expects to repay the outstanding balances of short-term indebtedness with internally generated funds.

Dividend Payments: The preferred stock provisions of the Retail Subsidiaries place certain restrictions upon the payment of dividends on common stock of the respective Retail Subsidiary to EUA. These restrictions relate to cumulative retained earnings available for the payment of such common dividends. At December 31, 1998 and 1997 each of the Retail Subsidiaries was in excess of the minimum requirements which would make these restrictions effective. These restrictions have not, and are not expected to have, an impact on EUA's ability to meet its cash obligations.

Interest Rate Risk: EUA is exposed to interest rate risk primarily related to Blackstone's and Newport's variable rate bonds. Refer to the Consolidated Statements of Indebtedness for a listing of EUA's long-term fixed and variable rate debt.

Energy Related Businesses - Net Earnings and Earnings Per Share contributions of EUA's Energy Related Businesses for 1998 and 1997 were as follows:

                                          1998                               1997

                                 Net Earnings      Earnings      Net Earnings      Earnings
                                   (Loss)           (Loss)          (Loss)          (Loss)
                                  (000's)          Per Share       (000's)         Per Share

EUA Cogenex                       $  763           $ 0.04         $  202          $ 0.01
EUA Ocean State                    4,066             0.20          3,967            0.19
EUA Energy Investment             (5,287)           (0.26)        (3,741)          (0.18)
EUA Energy Services                 (228)           (0.01)          (354)          (0.02)
EUA Telecommunications              (106)           (0.01)           (25)          (0.00)
  From Operations                   (792)           (0.04)            49            0.00
Cogenex Settlement                (2,062)           (0.10)
  Total Energy Related Business  $(2,854)          $(0.14)          $ 49          $ 0.00

EUA Cogenex: EUA Cogenex provides energy efficiency products and energy management services throughout North America. EUA Cogenex's net earnings increased approximately $600,000 in 1998 due largely to the transfer of RENOVA operations to EUA Energy Investment Corporation effective May 1, 1998 and to decreased interest expense.

EUA Ocean State: EUA Ocean State owns 29.9% of each of the partnerships which developed and operate Units I and II of OSP, twin 250-megawatt (mw) gas-fired generating units in northern Rhode Island. Both units have provided a premium return since their respective in-service dates of December 31, 1990, and October 1, 1991. The slight increase in EUA Ocean State earnings contribution was due primarily to increased availability bonuses in 1998.

EUA Energy Investment: EUA Energy Investment was organized to seek out investments in energy related businesses. The change in EUA Energy Investment earnings contribution was due to the sale of RENOVA operations to EUA Energy Investment in 1998. Also impacting this change were increased losses at EUA Transcapacity and EUA BIOTEN in 1998 compared to 1997. EUA BIOTEN is currently in negotiations with a third party investor for the restructuring of BIOTEN Partnership into a corporation. EUA BIOTEN intends to transfer its total partnership investment of $13.5 million at December 31, 1998, into a non-voting preferred equity ownership interest in a newly-formed corporation. Effective March 1, 1999, EUA BIOTEN will no longer have any funding obligations to the BIOTEN partnership or the restructured entity. EUA Energy Investment is continuing in its efforts to negotiate strategic alliances or sales of its other energy related investments, including EUA Transcapacity and RENOVA. EUA can not predict the outcome of these negotiations.

EUA Energy Services: The change in earnings of EUA Energy Services is due to reduced operating costs since the power marketing joint venture with an affiliate of Duke Energy Corporation was terminated in 1997.

EUA Telecommunications:  The slight change in earnings of EUA
Telecommunications is due to increased expenses since the company was established in mid-1997.

Electric Utility Industry Restructuring - Legislation enacted in Rhode Island in 1996 and Massachusetts in 1997 along with approved electric utility industry restructuring settlement agreements in both states and at the federal level, granted EUA's Rhode Island and Massachusetts electric customers with choice of electricity supplier and rate reductions commencing January 1, 1998 and March 1, 1998, respectively. Until a customer chooses an alternative supplier, that customer will receive standard offer service from the retail distribution company. Blackstone and Newport are required to arrange for standard offer service through December 31, 2009 and Eastern Edison must arrange for this service through February 28, 2005. Under the approved settlement agreements, Montaup had guaranteed standard offer supply at a fixed price schedule for the duration of the standard offer periods and Blackstone, Newport and Eastern Edison agreed to subject their standard offer requirements to a competitive bidding process in which competitive suppliers would bid against the guaranteed price. Through its successful divestiture process, combined with a competitive bidding process conducted in late 1998, Montaup has assigned 100% of its standard offer obligation to purchasers of its generating assets. The guaranteed standard offer price will increase over time to encourage customers to leave standard offer service and enter the competitive power supply market.

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

As part of the approved settlement agreements, Montaup agreed to divest its entire generation portfolio. The net proceeds of the sale, as defined in the settlement agreements, will be used to mitigate Montaup's CTC to its retail affiliates via a Residual Value Credit (RVC). The RVC will reduce the fixed component of the CTC by an amount equal to the net proceeds, with a return, over the period commencing on the date the RVC is implemented through December 31, 2009. Montaup has filed to implement the RVC effective April 1, 1999 and is awaiting approval.

Generation Divestiture - Montaup now has agreements to sell all of its non-nuclear power generation assets and its 2.9% ownership share of the Seabrook Nuclear Station and has agreements to transfer all of its remaining purchased power contracts with the exception of its purchase power commitment with the Vermont Yankee Nuclear Station.

On January 5, 1999, EUA announced that Montaup had agreed to transfer its remaining non-nuclear power purchase contracts, amounting to approximately 177 mw, to Constellation Power Source, Inc. In addition, Montaup has entered into agreements to sell: its 160-mw Somerset, Massachusetts electric generating station for approximately $55 million to NRG Energy, Inc.; its 2.6% (16 mw) share of the W. F. Wyman Unit 4 in Yarmouth, Maine to the Florida based FPL Group for approximately $2.4 million; and; its 2.9% share (34 mw) of the Seabrook Station nuclear power plant to the Great Bay Power Corporation, a subsidiary of BayCorp Holdings, Ltd. for $3.2 million. Montaup has also signed agreements for the transfer of power purchase contracts for approximately 170 mw between Montaup and Ocean State Power and for the buyout of its 11% (73 mw) power entitlement from the Pilgrim Nuclear Power Station in Plymouth, Massachusetts. All of the sale and contract transfer agreements are subject to federal and/or state regulatory approvals, including that of the Nuclear Regulatory Commission with respect to the Seabrook sale. Closing of the non-nuclear sale agreements are anticipated to take place in the first quarter of 1999. The Seabrook sale and Pilgrim buyout are expected to take place later in 1999.

Also, the sale of Montaup's 50% share (280 mw) of Unit 2 of the Canal generating station in Sandwich, Massachusetts to Southern Energy for $75 million, which was announced in May 1998, was completed on December 30, 1998, and the sale of two diesel-powered generating units (totaling approximately 16
mw) owned by Newport to Illinois-based Wabash Power Equipment Co. for $1.5 million closed on October 1, 1998.

Montaup's remaining generating capacity includes approximately 46 mw from its 4.0% joint ownership share of Millstone 3 nuclear unit and 12 mw from its 2.25% equity ownership of the Vermont Yankee nuclear facility.

Environmental Matters - EUA's Core Electric Business subsidiaries and other companies owning generating units from which power is obtained are subject, like other electric utilities, to environmental and land use regulations at the federal, state and local levels. The federal Environmental Protection Agency
(EPA), and certain state and local authorities, have jurisdiction over releases of pollutants, contaminants and hazardous substances into the environment and have broad authority to set rules and regulations in connection therewith, such as the Clean Air Act Amendments of 1990, which could require installation of pollution control devices and remedial actions. In 1994, EUA instituted an environmental audit program to ensure compliance with environmental laws and regulations and to identify and reduce liability with respect to those requirements.

Because of the nature of the EUA System's business, various by-products and substances are produced or handled which are classified as hazardous under the rules and regulations promulgated by such authorities. The EUA System typically provides for the disposal of such substances through licensed contractors, but statutory provisions generally impose potential joint and several responsibility on the generators of the wastes for clean-up costs. Subsidiaries of EUA have been notified with respect to a number of sites where they may be responsible for such costs, including sites where they may have joint and several liability with other responsible parties. It is the policy of the EUA System companies to notify liability insurers and to initiate claims. However, EUA is unable to predict whether liability, if any, will be assumed by, or can be enforced against, insurance carriers in these matters.
As of December 31, 1998, the EUA System had incurred costs of approximately $7.7 million in connection with these sites. These amounts have been financed primarily by internally generated cash. The EUA System is currently amortizing substantially all of its incurred costs over a five-year period consistent with prior regulatory recovery periods and is recovering certain of those costs in rates.

EUA estimates that additional costs of up to $2.5 million may be incurred at these sites through 1999 by its subsidiaries. Estimates beyond 1999 cannot be made since site studies, which are the basis of these estimates, have not been completed.

In addition to the previously discussed costs, Blackstone is currently litigating responsibility for clean-up costs and related interest aggregating $5.9 million. The clean-up costs were incurred by the Commonwealth of Massachusetts at a site in which Blackstone has been named as a responsible party. See Note J of "Notes to Consolidated Financial Statements" for further discussion.

A number of scientific studies in the past several years have examined the possibility of health effects from electric and magnetic fields (EMF) that are found everywhere there is electricity. Research to date has not conclusively established a direct causal relationship between EMF exposure and human health. Additional studies, which are intended to provide a better understanding of the subject, are continuing. Management cannot predict the ultimate outcome of the EMF issue.

Nuclear Power Issues - Montaup has a 4.01% ownership interest in Millstone 3, an 1,154 mw nuclear unit that is jointly owned by a number of New England utilities, including subsidiaries of Northeast Utilities (Northeast). Subsidiaries of Northeast are the lead participants in Millstone 3. On March 30, 1996, it was necessary to shut down the unit following an engineering evaluation which determined that four safety-related valves would not be able to perform their design function during certain postulated events.

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

On April 8, 1998, Northeast announced that Millstone 3 was ready for NRC inspection, indicating that virtually all of the restart-required physical work had been completed. On June 29, 1998, the NRC authorized Northeast to begin restart activities of Millstone 3. The authorization was given after the NRC staff verified that several final technical and programmatic issues were resolved. Millstone 3 was restarted during the first week of July, and returned to full power operation on July 14, 1998. The NRC will continue to closely monitor Millstone 3's performance.

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

The non-operating owners of Millstone 3 claim that Northeast and its subsidiaries failed to comply with NRC regulations, failed to operate the facility in accordance with good utility operating practice and attempted to conceal their activities from the non-operating owners and the NRC. The arbitration and lawsuits seek to recover costs associated with replacement power and operation and maintenance (O&M) costs resulting from the shutdown of Millstone 3. The non-operating owners conservatively estimate that their losses exceed $200 million. Montaup's share of this estimate is approximately $8.0 million. In December 1997, Northeast filed a motion to dismiss the non-operating owners' claims, or alternatively to stay the pending arbitration until after the resolution of the arbitration case. These requests were denied in July 1998.

Montaup paid its share of Millstone 3's O&M expenses during the prolonged outage on a reservation of right basis. The fact that Montaup paid these expenses is not an admission of financial responsibility for expenses incurred during the outage.

EUA cannot predict the ultimate outcome of legal proceedings brought against CL&P, WMECO and Northeast or the impact they may have on Montaup and the EUA system.

Montaup has a 4.5% equity ownership in Connecticut Yankee, a nuclear generating facility in the process of decommissioning. Montaup's share of the total estimated costs for the permanent shutdown, decommissioning, and recovery of the investment in Connecticut Yankee is approximately $23.8 million and is included with Other Liabilities on the Consolidated Balance Sheet as of December 31, 1998. Also, due to anticipated recoverability, a regulatory asset has been recorded for the same amount and is included with Other Assets.

On August 31, 1998, a FERC law judge rejected Connecticut Yankee's plan to decommission the plant. The judge claimed that estimates of clean-up costs were flawed and certain restoration costs were not supported. The judge also said Connecticut Yankee could not pass on spent fuel storage costs to rate-payers. The judge recommended that Connecticut Yankee withdraw its decommissioning plan and submit a new plan which addresses the issues cited by him. FERC will review the judge's recommendations and issue a decision on this case in the coming months. If FERC concurs with the judge's recommendation, this may result in a write down of certain Connecticut Yankee plant investments. Montaup cannot predict the ultimate outcome of FERC's review .

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

On November 6, 1997, Maine Yankee submitted an estimate of its costs, including recovery of unamortized plant investment (including fuel), to FERC reflecting the fact that the plant was no longer operating and had entered the decommissioning phase. On January 14, 1998, the FERC accepted the new rates, subject to refund, and amounts of Maine Yankee's collections for decommissioning. FERC also granted intervention requests and ordered a public hearing on the prudency of Maine Yankee's decision to shut down the plant and on the reasonableness of the proposed rate amendments. On January 19, 1999, Maine Yankee and the active intervening parties, including the Secondary Purchasers, filed an Offer of Settlement with FERC which was supported by FERC trial staff on February 8, 1999. Upon commission approval, this agreement will constitute full settlement of issues raised in this proceeding.

Also, as a result of the August 1997 shutdown, Montaup and the other equity owners were notified by the Secondary Purchasers that they would no longer make payments for purchased power to Maine Yankee. The Secondary Purchase Contracts are between the equity owners as a group and 30 municipalities throughout New England. Presently, the equity owners are making payments to Maine Yankee to cover the payments that would be made by the municipals. Prior to shutdown, the municipals had been assigned 0.41% of Montaup's 4.0% share and Montaup had retained a 3.59% share.

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

Montaup is recovering through rates its share of estimated decommissioning costs for the Millstone 3 and Seabrook I nuclear generating units. Montaup's share of the currently allowed estimated total costs to decommission Millstone 3 is approximately $22.4 million in 1998 dollars and Seabrook I is approximately $14.4 million in 1998 dollars. These figures are based on studies performed for the lead owners of the units. Montaup also pays into decommissioning reserves, pursuant to contractual arrangements, at other nuclear generating facilities in which it has an equity ownership interest or life-of-unit entitlement. Such expenses are currently recovered through rates.

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

The Year 2000 Issue - EUA's Year 2000 Program (the Program) is proceeding on schedule. The Program is addressing the potential impact on computer systems and embedded systems and components resulting from a common software program code convention that utilizes two digits instead of four to represent a year. If not addressed, the year 2000 may be systemically recognized as the year 1900, which could cause system or equipment failures or malfunctions, and ultimately result in disruptions to Company operations.

EUA's State of Readiness: To address potential Year 2000 issues, EUA has divided the focus of its Year 2000 Program into three major categories of business activity: the generation and delivery of electricity to customers, the acquisition of goods and services (including purchased power), and ongoing general and administrative activities relating to the corporate infrastructure and support functions, which includes among other things, billings and collections.

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

All vendors, regardless of rank, were contacted in writing requesting information regarding their Year 2000 status. Vendors ranked as critical or important were selected for additional inquiry, in the form of additional written inquiry, telephone inquiries, review of vendor literature, review of regulatory agency filings and web site reviews. Critical vendors included providers of a variety of goods and services, such as telecommunications, banking and other financial services, computer products and services, equipment, fuel and mail delivery. As a result of this process, the purchasing department and/or the department(s) utilizing the goods or services in question have been able to confirm to their satisfaction that a significant majority of the vendors have provided adequate evidence of their Year 2000 readiness. All remaining vendors are being monitored as the process of gathering their Year 2000 readiness information continues. Where necessary, contingency plans will be developed. This process is on schedule to be completed by June 30, 1999. All critical vendors except one are Year 2000 ready or on schedule to be ready by December 31, 1999. The single exception is the municipality which provides infrastructure services to EUA Service Corporation. Contingency plans are in the process of being developed for this municipality, as well as for all other critical vendors. Such plans will identify workarounds for any critical vendor for which there is not an alternative source.

Costs to Address EUA's Year 2000 Issues: Through December 31, 1998, EUA has incurred costs of approximately $3.0 million to address Year 2000 issues, including approximately $1.5 million of non-incremental labor, $1.2 million of capital expenditures and $300,000 of consulting and other costs. Due to their nature, the capital expenditures and the consulting and other costs are not allocable to the various phases of EUA's Year 2000 Program identified above; however, the $1.5 million non-incremental labor costs can be assigned to particular phases of the Company's Year 2000 project, in the following amounts:
Analysis --$600,000; Remediation--$400,000; Unit Testing--$400,000; and Integration Testing--$100,000. EUA estimates it will incur additional costs approximating $7.0 million during the period January 1, 1999 through March 31, 2000, to complete its resolution of Year 2000 issues, including approximately $5.5 million of non-incremental labor, $500,000 of capital expenditures and $1.0 million of consulting and other costs. Again, due to the nature of the capital, consulting and other costs, they are generally not allocable to particular phases of EUA's Year 2000 Program; however, certain non-incremental labor costs may be assigned as follows: Remediation--$150,000; Unit Testing-- $150,000; Integration Testing--$4 million. In addition, EUA estimates it will incur approximately $1.2 million in non-incremental labor costs during the period July 1, 1999 through March 31, 2000 for year 2000 related activities such as: retesting, documentation review, communications outreach and customer and vendor awareness programs, training, maintaining a "clean room" environment, transition weekend preparations, transition weekend activities, and post-transition weekend problem resolution. Because 70% of the total estimated costs associated with the Year 2000 issue relate to non-incremental internal labor, management continues to believe that the Year 2000 will not present a material incremental impact to future operating results or financial condition.

Risks of EUA's Year 2000 Issues: EUA's first priority continues to be the minimization of any potential disruptions to electric service as a result of the Year 2000. The provision of electric service depends in large part on the viability of the New England power grid which is managed by ISO/NEPOOL. EUA is actively participating on ISO/NEPOOL's Year 2000 operating and oversight committees. EUA's assessment of its own transmission and distribution equipment and facilities indicated that the risk of failure of this equipment does not appear to be significant. However, due to the interconnectivity of the New England power grid, and the reliance on many other entities also connected to the grid, it is not possible to conclude with certainty that there will be no significant interruptions in service.

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

No other significant reasonably likely failure scenarios stemming solely from Year 2000 related problems have been identified thus far. Accordingly, EUA does not currently believe that any Year 2000 related risks in and of themselves constitute reasonably likely worst case scenarios. Rather, EUA's most reasonably likely Year 2000 related worst case scenario would be the occurrence of isolated year 2000 failures such as described above in conjunction with a severe winter storm. However, EUA believes that such year 2000 failures would not likely affect whether the storm event would have a material impact on EUA's business or financial condition. In this context, and based on its communications with key vendors and customers and its long experience with storm events, EUA does not currently anticipate significant adverse effects on its relationships with its customers or vendors, or any resulting material adverse effects on its business or operations.

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

Summary: The amount of effort and resources necessary to address Year 2000 issues and make EUA Year 2000 ready is significant. There are dedicated teams in place to ensure EUA's transition into the next century occurs with minimal disruption. By the end of December 1998, EUA had the equivalent of twenty full time employees working on its Year 2000 project. Beginning in 1999, during peak times, up to 7 contract programmers have been added to help EUA's permanent IT
staff deal with internal Year 2000 activities.   Also, more than 12
vendor-provided IT professionals have been used to help with various short duration Year 2000 projects specifically targeting that vendor's products. EUA's Year 2000 program is on schedule and in accordance with time tables and program points published by the North American Electric Reliability Council.
In addition, EUA is utilizing outside technical consultants and other experts to help ensure that its Year 2000 program remains on schedule and effective and that risk and resource issues are appropriately assessed and addressed. Management believes EUA's Year 2000 project is well managed and has the appropriate resources and plans in place to ensure the Company is positioned for a successful transition to the Year 2000.

The foregoing constitutes a Year 2000 Statement and Readiness Disclosure subject to the protections afforded it as such by the federal Year 2000 Information and Readiness Disclosure Act of 1998.

New Accounting Standards - In March 1998, The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-1, Accounting For the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1), effective in 1999. SOP 98-1 provides specific guidance on whether to capitalize or expense costs within its scope. The Company does not expect SOP 98-1 to have a material impact on its financial position or results of operations.

In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." EUA is required to adopt the SOP for 1999. SOP 98-5 defines start-up activities as one-time activities an entity undertakes when it opens a new facility, introduces a new product line or service, conducts business in a new territory or with a new class of customer or beneficiary, initiates a new process in an existing facility or commences some new operation. The statement covers the accounting for organization costs and decrees that any such costs should be expensed as incurred in the same manner as the other start-up costs. The statement requires entities to expense previously capitalized costs in the year of adopting SOP 98-5. Although EUA can not currently quantify the impact of adoption as of January 1, 1999, Management estimates the application of SOP 98-5 will not have a material impact on the financial statements.

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective in 2000. This statement requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The Company is currently evaluating the impact SFAS 133 will have on its financial position or results of operations.

Other - A pending class action, filed on March 2, 1998, in the Massachusetts Supreme Judicial Court naming all Massachusetts electric distribution companies, including Eastern Edison, and certain Massachusetts state agencies as defendants, seeks to invalidate certain sections of the Electric Utility Restructuring Act of 1997. The Act directs the Massachusetts Department of Telecommunications and Energy to impose mandatory charges on all electricity sold to customers, except those served by a municipal lighting plant, to fund energy efficiency activities and to promote renewable energy projects. In addition to declaratory judgment, plaintiffs seek remittance of monies paid to each distribution company by customers along with any interest earned. The outcome of this class action is unknown at this time however, Eastern Edison is vigorously defending the lawsuit.

EUA occasionally makes forward-looking projections of expected future performance or statements of our plans and objectives. These forward-looking statements may be contained in filings with the SEC, press releases and oral statements. This report contains information about the Company's future business prospects including, without limitation, statements about the potential impact of Year 2000 issues on the Company's financial condition or results. These statements are considered "forward-looking" within the meaning of the Private Securities Litigation Reform Act. These statements are based on the Company's current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of oper-ations to be materially different from those set forth in the forward-looking statements. The Company expressly undertakes no duty to update any forward-looking statement.


"Management's Discussion and Analysis of Financial Condition and Review of Operations" provides a summary of information regarding the Company's financial condition and results of operation and should be read in conjunction with the "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" to arrive at a more complete understanding of such matters.


Part II - Item 8.  Financial Statements and Supplementary Data

This item is amended and restated in its entirety as follows:

The information required by this Item with respect to Blackstone and Eastern Edison is incorporated herein by reference to page 2 and pages 12 through 31 in the 1998 Blackstone Annual Report and page 2 and pages 16 through 39 in the 1998 Eastern Edison Annual Report (Exhibits 13-1.01 and 13-1.08) for Blackstone and Eastern Edison, respectively, as previously filed with the Registrants' Form 10-K.

The information required by this Item with respect to EUA previously incorporated herein by reference to pages 26 through 41 in the 1998 EUA Annual Report to Shareholders (Exhibit 13-1.03 of the Registrants' 1998 Form 10-K) is replaced in its entirety by the following:


Consolidated Statements of Income

($ in thousands except Common Shares and per Share Amounts)


Years Ended December 31,                    1998            1997             1996

OPERATING REVENUES                      $538,801        $568,513         $527,068
OPERATING EXPENSES:
   Fuel                                   99,781         110,724           92,166
   Purchased Power-Demand                108,936         119,485          118,830
   Other Operations                      155,943         162,464          154,831
   Voluntary Retirement Incentives                         1,416
   Maintenance                            20,143          30,432           25,047
   Depreciation and Amortization          51,079          46,941           45,478
   Taxes - Other Than Income              23,323          24,021           23,933
   Income Taxes                           17,957          14,223           10,942
     Total Operating Expenses            477,162         509,706          471,227
   Operating Income                       61,639          58,807           55,841
   Equity in Earnings of Jointly
     Owned Companies                       9,524           9,466           10,698
   Allowance for Other Funds Used
     During Construction                     173             162              452
   Loss on Disposal of Cogeneration
     Operations                           (3,172)
   Income Tax Impact of Loss on
     Disposal of Cogeneration Operations   1,110
   Other Income - Net                      4,940          10,986            5,054
     Income Before Interest Charges       74,214          79,421           72,045

INTEREST CHARGES:
   Interest on Long-Term Debt             28,288          32,198           34,035
   Amortization of Debt Expense
     and Premium - Net                     1,813           2,548            2,620
   Other Interest Expense                  7,745           5,245            4,199
   Allowance for Borrowed Funds Used
      During Construction (Credit)          (647)           (835)          (1,735)
   Net Interest Charges                   37,199          39,156           39,119
Net Income                                37,015          40,265           32,926
Preferred Dividends of Subsidiaries        2,305           2,305            2,312
Consolidated Net Earnings                $34,710         $37,960          $30,614
Average Common Shares Outstanding     20,435,997      20,435,997       20,436,217
Consolidated Basic and Diluted
   Earnings per Share                      $1.70           $1.86            $1.50
Dividends Paid per Share                   $1.66           $1.66           $1.645

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Cash Flows


Years Ended December 31,
($ in thousands)                          1998            1997             1996

CASH FLOW FROM OPERATING ACTIVITIES:

Net Income                               $37,015         $40,265          $32,926
Adjustments to Reconcile Net Income
  to Net Cash Provided from
  Operating Activities:
    Depreciation and Amortization         56,308          51,615           50,690
    Amortization of Nuclear Fuel           1,265           1,067            1,676
    Deferred Taxes                       (17,854)         (6,317)          11,610
    Non-cash Expenses/(Gains) on
      Sales of Investments in
      Energy Savings Projects             10,002          15,993            8,262
    Investment Tax Credit, Net            (3,081)         (1,201)          (1,207)
    Allowance for Other Funds Used
      During Construction                   (173)           (162)            (452)
    Collections and Sales of Project
      Notes and Leases Receivable         17,261          19,148            7,776
    Other -  Net                          (1,514)         (5,726)           6,373

Changes in Operating Assets and Liabilities:
    Accounts Receivable                   (2,621)         (2,494)          (5,777)
    Materials and Supplies                (2,232)          2,929            2,385
    Accounts Payable                      (6,018)          1,225           (1,958)
    Taxes Accrued                         11,145              59           (1,539)
    Other - Net                           (2,563)           (664)           4,930
       Net Cash Provided from
       Operating Activities               96,940         115,737          115,695

CASH FLOW FROM INVESTING ACTIVITIES:
    Construction Expenditures            (51,201)        (76,118)         (62,730)
    Proceeds from Divestiture of
       Generation Assets                  76,873
    Collections on Notes and Lease
       Receivables of EUA Cogenex         11,558          10,076            3,665
    Other Investments                     (2,071)            312           (3,889)
       Net Cash Provided from
       (Used in) Investing Activities     35,159         (65,730)         (62,954)

CASH FLOW FROM FINANCING ACTIVITIES
Redemptions:
    Long-Term Debt                       (73,122)        (28,617)         (20,617)
    Preferred Stock                          -                                (90)
Premium on Reacquisition and
    Financing Expenses                       -                                (15)
EUA Common Share Dividends Paid          (33,924)        (33,924)         (33,618)
Subsidiary Preferred Dividends Paid       (2,305)         (2,305)          (2,314)
Net Increase in Short-Term Debt            2,090           9,636           12,308
       Net Cash (Used in)
       Financing Activities             (107,261)        (55,210)         (44,346)

NET INCREASE (DECREASE) IN CASH AND
        TEMPORARY CASH INVESTMENTS:       24,838          (5,203)           8,395
Cash and Temporary Cash Investments at
        Beginning of Year                  7,252          12,455            4,060
Cash and Temporary Cash Investments at
        End of Year                      $32,090          $7,252          $12,455
Cash Paid during the year for:
        Interest (Net of Amounts
          Capitalized)                   $37,087         $40,172          $40,658
        Income Taxes                     $25,976         $28,921          $11,530
Conversion of Investments in Energy
  Savings Projects to Notes and
  Leases Receivable                       $4,529          $5,404           $7,779

The accompanying notes are an integral part of the financial statements.

Consolidated Balance Sheets


Years Ended December 31, ($ in thousands)            1998            1997

ASSETS

Utility Plant and Other Investments:
  Utility Plant in Service                     $1,000,243      $1,079,361
    Less Accumulated Provisions for
    Depreciation and Amortization                 353,780         376,722
        Net Utility Plant in Service              646,463         702,639
    Construction Work in Progress                   5,151           5,538
    Net Utility Plant                             651,614         708,177
    Non-utility Property - Net                     55,274          71,516
    Investments in Jointly Owned Companies         69,485          69,749
    Other                                          55,320          62,834
        Total Utility Plant and Other
        Investments                               831,693         912,276
Current Assets:
    Cash and Temporary Cash Investments             32,090          7,252
    Accounts Receivable:
        Customers, Net                              55,286         64,214
        Accrued Unbilled Revenues                   10,655         14,103
        Other                                       29,326         14,329
    Notes Receivable                                27,078         27,693
    Materials and Supplies (at average cost):
        Fuel                                         6,024          4,304
        Plant Materials and Operating Supplies       7,410          6,897
    Other Current Assets                             8,448          7,177
        Total Current Assets                       176,317        145,969
    Other Assets                                   294,628        212,507
Total Assets                                    $1,302,638     $1,270,752

LIABILITIES AND CAPITALIZATION
Capitalization:
    Common Equity                                 $373,674       $373,467
    Non-Redeemable Preferred Stock of
        Subsidiaries - Net                           6,900          6,900
    Redeemable Preferred Stock of
        Subsidiaries - Net                          27,995         27,612
    Long-Term Debt - Net                           310,346        332,802
        Total Capitalization                       718,915        740,781

Current Liabilities:
    Short-Term Debt                                 63,574         61,484
    Long-Term Debt Due Within One Year              21,911         72,518
    Accounts Payable                                29,018         35,036
    Taxes Accrued                                   14,208          3,063
    Interest Accrued                                 6,997          8,624
    Other Current Liabilities                       34,908         33,327
        Total Current Liabilities                  170,616        214,052
Other Liabilities                                  271,078        152,526
Accumulated Deferred Taxes                         142,029        163,393
Commitments and Contingencies (Note J)
Total Liabilities and Capitalization            $1,302,638     $1,270,752

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Retained Earnings


Years Ended December 31, ($ in thousands)         1998           1997         1996

Retained Earnings - Beginning of Year          $56,062        $52,404      $56,228
Consolidated Net Earnings                       34,710         37,960       30,614
   Total                                        90,772         90,364       86,842
Dividends Paid - EUA Common Shares              33,924         33,924       33,618
Other                                              382            378          820
Retained Earnings - Accumulated since
   June 1991 Accounting Reorganization         $56,466        $56,062      $52,404

Consolidated Statements of Equity Capital & Preferred Stock


Years Ended December 31, ($ in thousands)               1998            1997

EASTERN UTILITIES ASSOCIATES:

Common Shares:
  $5 par value 36,000,000 shares authorized,
  20,435,997 shares outstanding in 1998 and 1997    $102,180        $102,180
Other Paid-In Capital                                218,959         219,156
Common Share Expense                                  (3,931)         (3,931)
Retained Earnings - Accumulated since June 1991
  Accounting Reorganization                           56,466          56,062
         Total Common Equity                         373,674         373,467

CUMULATIVE PREFERRED STOCK OF SUBSIDIARIES:
Non-Redeemable Preferred:
    Blackstone Valley Electric Company:
       4.25% $100 par value 35,000 shares <F1>         3,500           3,500
       5.60% $100 par value 25,000 shares <F1>         2,500           2,500
       Premium                                           129             129
    Newport Electric Corporation:
       3.75% $100 par value 7,689 shares <F1>            769             769
       Premium                                             2               2
         Total Non-Redeemable Preferred Stock          6,900           6,900
Redeemable Preferred:
    Eastern Edison Company:
       65/8% $100 par value 300,000 shares <F2>       30,000          30,000
       Expense, Net of Premium                          (335)           (335)
       Preferred Stock Redemption Costs               (1,670)         (2,053)
         Total Redeemable Preferred Stock             27,995          27,612
         Total Preferred Stock of Subsidiaries       $34,895         $34,512

<F1>  Authorized and Outstanding.
<F2>  Authorized 400,000 shares.  300,000 shares outstanding at December 31, 1998.

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Indebtedness


Years Ended December 31, ($ in thousands)               1998            1997

EUA Service Corporation:
    10.2% Secured Notes due 2008                      $6,200          $7,900
EUA Cogenex Corporation:
     7.0% Unsecured Notes due 2000                    50,000          50,000
     9.6% Unsecured Notes due 2001                     9,600          12,800
    10.56% Unsecured Notes due 2005                   24,500          28,000
EUA Ocean State Corporation:
     9.59% Unsecured Notes due 2011                   26,114          28,590
Blackstone Valley Electric Company:
   First Mortgage Bonds:
     9 1/2% due 2004 (Series B)                        9,000          10,500
    10.35% due 2010 (Series C)                        18,000          18,000
   Variable Rate Demand Bonds due 2014 <F1>            6,500           6,500
Eastern Edison Company
   First Mortgage and Collateral Trust Bonds:
     5 7/8% due 1998                                     -            20,000
     5 3/4% due 1998                                     -            40,000
     7.78 % Secured Medium Term Notes due 2002        35,000          35,000
     6 7/8% due 2003                                  40,000          40,000
     6.35% due 2003                                    8,000           8,000
     8.0% due 2023                                    40,000          40,000
   Pollution Control Revenue Bonds:
     5 7/8% due 2008                                  40,000          40,000
Newport Electric Corporation:
   First Mortgage Bonds:
     9.0% due 1999                                     1,386           1,386
     9.8% due 1999                                     8,000           8,000
     8.95% due 2001                                    1,950           2,600
   Small Business Administration Loan:
     6.5% due 2005                                       533             628
   Variable Rate Revenue Refunding
     Bonds due 2011 <F1>                                 7,925           7,925
Unamortized (Discount) - Net                            (451)           (509)
                                                     332,257         405,320
Less Portion Due Within One Year                      21,911          72,518
      Total Long-Term Debt - Net                    $310,346        $332,802

<F1>  Weighted average interest rate was 3.6% for 1998 and 3.7% for 1997.

The accompanying notes are an integral part of the financial statements.


Notes to Consolidated Financial Statements  December 31, 1998, 1997 and 1996

(A) Nature of Operations and Summary of Significant Accounting Policies:
General: Eastern Utilities Associates (EUA) is a public utility holding company headquartered in Boston, Massachusetts. Its subsidiaries are principally engaged in the generation, transmission, distribution and sale of electricity; energy related services such as energy management; and promoting the conservation and efficient use of energy. See "Generation Divestiture" below for a discussion of EUA's planned divestiture of generating capacity.

Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basis of Consolidation: The consolidated financial statements include the accounts of EUA and all subsidiaries. All material intercompany transactions between the consolidated subsidiaries have been eliminated.

System of Accounts: The accounts of EUA and its consolidated subsidiaries are maintained in accordance with the uniform system of accounts prescribed by the regulatory bodies having jurisdiction.

Jointly Owned Companies: Montaup Electric Company (Montaup) follows the equity method of accounting for its stock ownership investments in jointly owned companies including four regional nuclear generating companies. Montaup's investments in these nuclear generating companies range from 2.5% to 4.5%. Three of the four facilities, Yankee Atomic, Connecticut Yankee and Maine Yankee, have been permanently shut down and are in the process of decommissioning. Montaup's share of total estimated costs for the permanent shutdown, decommissioning and recovery of the investment in Yankee Atomic, Connecticut Yankee and Maine Yankee is $3.7 million, $23.8 million and $31.0 million, respectively. These amounts are included with Other Liabilities on the Consolidated Balance Sheet as of December 31, 1998. Also, due to anticipated recoverability, a regulatory asset has been recorded for the same amount and is included with Other Assets. Montaup is entitled to electricity produced from the remaining facility, Vermont Yankee, based on its ownership interest and is billed for its entitlement pursuant to a contractual agreement which is approved by the Federal Energy Regulatory Commission (FERC).

Montaup also has a stock ownership investment of 3.27% in each of two companies which own and operate certain transmission facilities between the Hydro Quebec electric system and New England.

EUA Ocean State Corporation (EUA Ocean State) follows the equity method of accounting for its 29.9% partnership interest in the Ocean State Power Project
(OSP). Also, EUA Energy Investment follows the equity method of accounting for its partnership interest in BIOTEN, G.P. and for its 20% stock ownership in Separation Technologies, Inc. EUA is attempting to restructure its partnership interest in the BIOTEN, G.P. to a preferred equity position. These ownership interests and Montaup's stock ownership investments are included in "Investments in Jointly Owned Companies" on the Consolidated Balance Sheet.

Plant and Depreciation: Utility plant is stated at original cost. The cost of additions to utility plant includes contracted work, direct labor and material, allocable overhead, allowance for funds used during construction and indirect charges for engineering and supervision. For financial statement purposes, depreciation is computed on the straight-line method based on estimated useful lives of the various classes of property. On a consolidated basis, provisions for depreciation on utility plant were equivalent to a composite rate of approximately 3.5% in 1998, 3.6% in 1997, 3.7% in 1996 based on the average depreciable property balances at the beginning and end of each year. Beginning in 1998, coincident with billing a contract termination charge (CTC) to its retail affiliates, Montaup commenced recovery of its net investment in generation related assets through the CTC over a twelve-year period. The difference between the annual recovery and annual depreciation expense pursu-ant to Generally Accepted Accounting Principles is being deferred. Non-utility property and equipment of EUA Cogenex Corporation (EUA Cogenex) is stated at original cost. For financial statement purposes, depreciation on office furniture and equipment, computer equipment and real property is computed on the straight-line method based on estimated useful lives ranging from five to forty years. Project equipment is depreciated over the term of the applicable contracts or based on the estimated useful lives, whichever is shorter, ranging from five to fifteen years.

Allowance for Funds Used During Construction (AFUDC) and Capitalized Interest:
AFUDC represents the estimated cost of borrowed and equity funds used to finance the EUA System's construction program. In accordance with regulatory accounting, AFUDC is capitalized as a cost of utility plant in the same manner as certain general and administrative costs. AFUDC is not an item of current cash income but is recovered over the service life of utility plant in the form of increased revenues collected as a result of higher depreciation expense.
The combined rate used in calculating AFUDC was 8.0% in 1998 and 1997, and 9.0% in 1996. The caption "Allowance for Borrowed Funds Used During Construction" also includes interest capitalized for non-regulated entities in accordance with FASB Statement No. 34.

Operating Revenues: Utility revenues are based on billing rates authorized by applicable federal and state regulatory commissions. Eastern Edison Company (Eastern Edison), Blackstone Valley Electric Company (Blackstone) and Newport Electric Corporation (Newport) (collectively, the Retail Subsidiaries) accrue the estimated amount of unbilled revenues at the end of each month to match costs and revenues more closely. Montaup recognizes revenues when billed. In 1998, Montaup and the Retail Subsidiaries also began recording revenues in an amount management believes to be recoverable pursuant to provisions of approved settlement agreements and enabling state legislation. Provisions of the approved restructuring settlement agreements in conjunction with accounting provisions of SFAS 71 allow Montaup and the retail subsidiaries to accrue and/or defer revenue related to the future recovery of certain items. Montaup has accrued revenues and recorded associated regulatory assets and liabilities for certain items during 1998 commencing with the implementation of the aforementioned settlement agreements and billing of the Contract Termination Charge (CTC), January 1, 1998 in Rhode Island and March 1, 1998 in Massachusetts. Montaup was authorized to accrue an amount of lost revenue equal to the difference in revenues Montaup would have collected under its previously approved rates and revenues collected pursuant to the settlement agreements. The settlements also provide Montaup with a nuclear PBR provision under which Montaup normalizes expenses and revenues for 80% of going forward operations of Montaup's nuclear interests. Montaup was also allowed to accrue a return enhancement related to stranded investments charged to its Rhode Island retail affiliates during the generation divestiture period as an incentive to divest. Also, Montaup is normalizing the difference between GAAP depreciation expense on generation plant assets prior to divestiture and the recovery level included in the settlement agreements. Montaup has also accrued revenue related to the two-month delay in implementing the Massachusetts settlement agreement from January 1, 1998 to March 1, 1998. Finally, Montaup normalizes for the difference in actual versus estimated CTC variable components costs and revenues.

Settlement provisions and SFAS 71 also provide for Eastern Edison to accrue revenue equal to the approved deferral of standard offer costs which will be collected in the future.

The following table reflects the nature and amount of accrued and/or deferred revenue and the associated balance sheet placement.

                             Amount        Balance
                            Accrued        Sheet
                         (Deferred)        Placement
                              $000

Lost revenue               $ 18,527        Other Asset/Accrued CTC Assets
Mass. Delay Credit              768        Other Asset/Accrued CTC Assets
R.I. Return True-up           1,970        Other Asset/Accrued CTC Assets
Depr. Norm. (12 yr S/L vs.
     CTC Level)              10,933        Other Asset/Accrued CTC Assets
Depr. Norm  (GAAP vs.
      12 yr S/L)            (14,294)       Other Liab./Reg. Liab.
Nuclear PBR                   3,933        Other Asset/Other Reg.  Assets
CTC Variable
      Component Norm.       (23,793)       Other Liab./Reg. Liab.
Eastern Edison Standard
     Offer Deferral           8,782        Other Accts. Rec./Reg. Assets


EUA Cogenex's revenues are recognized based on financial arrangements established by each individual contract. Under paid-from-savings contracts, revenues are recognized as energy savings are realized by customers. Revenue from the sale of energy savings projects and sales-type leases are recognized when the sales are complete. Interest on the financing portion of the contracts is recognized as earned at rates established at the outset of the financing arrangement. All construction and installation costs are recognized as contract expenses when the contract revenues are recorded. In circumstances in which material uncertainties exist as to contract profitability, cost recovery accounting is followed and revenues received under such contracts are first accounted for as recovery of costs to the extent incurred.

Federal Income Taxes: EUA and its subsidiaries generally reflect in income the estimated amount of taxes currently payable, and provide for deferred taxes on certain items subject to temporary timing differences to the extent permitted by the various regulatory agencies. EUA's rate-regulated subsidiaries amortize previously deferred investment tax credits (ITC) over the productive lives of the related assets. Beginning in 1998, Montaup is amortizing previously deferred ITC related to generation investments recoverable through the CTC over a twelve-year period. Unamortized ITC related to the Canal 2 generating unit was reversed at the time of the Canal 2 sale, December 30, 1998.

Cash and Temporary Cash Investments: EUA considers all highly liquid investments and temporary cash investments with a maturity of three months or less when acquired to be cash equivalents.

Other Assets: The components of Other Assets at December 31, 1998 and 1997 are detailed as follows:

($ in thousands)                              1998           1997

Regulatory Assets:
  Unamortized losses on reacquired debt    $10,979        $12,299
  Unrecovered plant and
    decommissioning costs                   66,934         68,345
  Deferred FAS 109 costs (Note B)           50,167         57,732
  Deferred FAS 106 costs                     9,167          3,310
  Mendon Road judgment (Note J)              6,154          6,154
  Unrecovered CTC assets                    33,161
  Accrued CTC assets                        32,198
  Other regulatory assets                   21,947         15,524
  Total regulatory assets                  230,707        163,364
Other deferred charges and assets:
  Split dollar life insurance premiums      24,803         15,502
  Unamortized debt expenses                  3,381          3,954
  Goodwill                                   6,436          6,642
  Other                                     29,301         23,045
    Total Other Assets                    $294,628       $212,507


Regulatory assets represent deferred costs for which future revenues are expected in accordance with regulatory practices. These costs are expensed when the corresponding revenues are received in order to appropriately match revenues and expenses.

Regulatory Accounting: Core Electric companies are subject to certain accounting rules that are not applicable to other industries. These accounting rules allow regulated companies, in appropriate circumstances, to establish regulatory assets and liabilities which defer the current financial impact of certain costs that are expected to be recovered in future rates. In light of approved restructuring settlement agreements and restructuring legislation in both Massachusetts and Rhode Island, EUA has determined that Montaup no longer will apply the provisions of Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards No. 71 (FAS71), "Accounting for the Effects of Certain Types of Regulation" for the generation portion of its business. Montaup ceased applying SFAS 71 to its ongoing generation portion of its business effective January 1, 1998. Approved restructuring settlement agreements with parties in Massachusetts and Rhode Island, the two states in which Montaup operates, allow Montaup full recovery or stranded generation investments as of December 31, 1997 and as such Montaup incurred no asset impairment. As disclosed in Footnote A under the caption "GENERATION DIVESTITURE", Montaup has agreements to divest all of its generation assets and power purchase agreements with the exception of its 4.0% (46mw) ownership interest in the Millstone 3 nuclear station and is 12 mw entitlement from the Vermont Yankee nuclear unit. Post-divestiture ongoing generation operations will include the two aforementioned nuclear units in which Montaup will continue to have an interest. The approved settlement agreements also provide Montaup with recovery of 100% of embedded nuclear investments as of December 31, 1997 and recovery of 80% of its post 1997 on going nuclear generation operations. Because only 20% of Montaup's remaining nuclear operations will no longer be subject to the accounting treatment pursuant to SFAS 71 and would be subject to market risk, Management believes that the discontinuation of SFAS 71 for Montaup's post-divestiture generation business will not have a material impact on EUA's results of operations or financial position. EUA believes its transmission and retail distribution businesses continue to meet the criteria for continued application of FAS71.

Generation Divestiture: Terms of approved electric utility restructuring settlement agreements provide that EUA exit the electric generation business. Through separately negotiated agreements, EUA has agreements to divest all of its generation assets and power purchase contracts, with the exception of its 4.0% (46 mw) ownership interest in the Millstone 3 nuclear station and its 12 mw entitlement from Vermont Yankee. All of the agreements are subject to approval of various state and federal regulatory agencies.

EUA has agreed to sell generating assets totaling 509 mw to various parties for $133.2 million in aggregate. The net proceeds from the sales, as defined in the settlement agreements, will be recorded as a regulatory liability at the time of sale and will be returned to customers via a Residual Value Credit
(RVC) through the year 2009.

EUA has also agreed to make contribution payments to two parties in exchange for their assumption of all future obligations under six purchased power contracts. These fixed monthly payments ranging from $850,000 to $2.6 million, will be made from the effective date through 2009. EUA may be required to record a liability for these fixed contributions, but in such an event would record a regulatory asset for a like amount due to recoverability. In addition, EUA has agreed to a buyout of its obligations under the Pilgrim Nuclear purchased power contract in conjunction with the sale of the unit by Boston Edison Co. (BEC) to Entergy Nuclear Generating Co. (Entergy). This agreement provides for a buyout payment by EUA to BEC of $115.8 million , assuming a June 30, 1999 closing, along with a short-term, fixed-price purchased power agreement with Entergy for declining shares of the unit's output beginning with 11% in 1999 and ending with 5.5% in 2004. Entergy will assume all future operating and decommissioning obligations.

EUA will continue to attempt to sell and/or transfer its minority interests in Millstone 3 and Vermont Yankee. Until such time as these units are divested, EUA will share 80% of the operating costs and revenues associated with the units with customers and 20% with shareholders.

(B) Income Taxes:
EUA adopted FASB Statement No. 109, "Accounting for Income Taxes" (FAS109), which requires recognition of deferred income taxes for temporary differences that are reported in different years for financial reporting and tax purposes using the liability method. Under the liability method, deferred tax liabilities or assets are computed using the tax rates that will be in effect when temporary differences reverse. Generally, for regulated companies, the change in tax rates may not be immediately recognized in operating results because of ratemaking treatment and provisions in the Tax Reform Act of 1986. Total deferred tax assets and liabilities for 1998 and 1997 include the following:

                            Deferred Tax                                Deferred Tax
                               Assets                                    Liabilities

($ in thousands)           1998       1997                             1998         1997

Plant Related                                      Plant Related
  Differences           $22,776    $18,947           Differences   $185,590     $191,274
Deregulation             23,301                    Refinancing
                                                     Costs            1,325        1,406
NOL                                                Deregulation      12,993
  Carryforward            1,973      2,294         Employee
                                                     Benefit
Employee                                             Accruals         4,481        3,670
  Benefit
  Accruals                5,294      4,975
Acquisitions              3,334      3,650
Other                    14,075     14,157         Other              8,393       11,066
    Total               $70,753    $44,023             Total       $212,782     $207,416


As of December 31, 1998 and 1997, EUA has recorded on its Consolidated Balance Sheet a regulatory liability to ratepayers of approximately $15.5 million and $18.8 million respectively. These amounts primarily represent excess deferred income taxes resulting from the reduction in the federal income tax rate and also include deferred taxes provided on investment tax credits. Also at December 31, 1998 and 1997, a regulatory asset of approximately $50.2 million and $57.7 million, respectively, has been recorded, representing the cumulative amount of federal income taxes on temporary depreciation differences which were previously flowed through to ratepayers.

Components of income tax expense for the year 1998, 1997, and 1996 are as follows:
($ in thousands)                       1998           1997        1996

Federal:
    Current                         $30,755        $17,249        $  (231)
    Deferred                        (14,054)        (4,901)         9,838
    Investment Tax Credit, Net       (3,000)        (1,120)        (1,125)
                                     13,701         11,228          8,482
State:
    Current                           5,217          3,623          2,823
    Deferred                           (961)          (628)          (363)
                                      4,256          2,995          2,460
Charged to Operations                17,957         14,223         10,942
Charged to Other Income:
    Current                           4,416          9,142          4,798
    Deferred                         (2,839)          (789)         2,135
    Investment Tax Credit, Net          (81)           (81)           (82)
                                      1,496          8,272          6,851
Total Income Tax Expense            $19,453        $22,495        $17,793


Total income tax expense was different from the amounts computed by applying federal income tax statutory rates to book income subject to tax for the following reasons:


($ in thousands)                       1998           1997           1996

Federal Income Tax Computed
   at Statutory Rates               $19,764        $21,966        $17,751
(Decrease) Increase in Tax from:
   Equity Component of AFUDC            (60)           (57)          (189)
   Depreciation Differences           1,320            (12)             2
   Amortization of ITC               (3,081)        (1,201)        (1,207)
   State Taxes, Net of Federal
       Income Tax Benefit             2,803          2,092          1,952
   Other                             (1,293)          (293)          (516)
Total Income Tax Expense            $19,453        $22,495        $17,793

(C) Capital Stock:
The Agreement and Plan of Merger dated February 1, 1999 by and among New England Electric System (NEES) and EUA, which is subject to EUA shareholder and various regulatory agencies' approval, provides for NEES to purchase all of the outstanding EUA shares for $31 per share in cash. The transaction is expected to be completed by early 2000.

There was no change in the number of common shares outstanding during 1998 and 1997.

As permitted, the Company accounts for its stock-based compensation, as discussed below, using the method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB25) and as permitted under FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FAS123).

The Company established a Restricted Stock Plan in 1989. Under the Restricted Stock Plan, executives and certain key employees may be granted restricted common shares of the Company. In 1998, 1997 and 1995, approximately 74,000 shares, 95,000 shares and 61,000 shares, respectively, of restricted common shares, valued at approximately $1.8 million, $2.4 million and $1.4 million, respectively, were granted. The issued shares are restricted for a period ranging from two to five years and all shares are subject to forfeiture if specified employment services are not met. There are no exercise prices related to these share grants. During the applicable restriction period, the recipient has all the voting, dividend, and other rights of a record holder except that the shares are nontransferable. The annual compensation expense related to these grant awards was approximately $1.6 million in 1998 and was immaterial for 1997 and 1996. There are no material differences in the Company recording its annual compensation expense under APB25 from the requirements under FAS123. All of the restricted shares will become immediately vested upon the completion of EUA's plan of merger with NEES.

The preferred stock provisions of the Retail Subsidiaries place certain restrictions upon the payment of dividends on common stock by each company. At December 31, 1998 and 1997, each company was in excess of the minimum requirements which would make these restrictions effective.

In the event of involuntary liquidation, the holders of non-redeemable preferred stock of the Retail Subsidiaries are entitled to $100 per share plus accrued dividends. In the event of voluntary liquidation, or if redeemed at the option of these companies, each share of the non-redeemable preferred stock is entitled to accrued dividends plus the following:

Company                      Issue               Amount
Blackstone:            4.25% issue              $104.40
                       5.60% issue               103.82
Newport:               3.75% issue               103.50

(D) Redeemable Preferred Stock:
Eastern Edison's 6 5/8% Preferred Stock issue is entitled to an annual mandatory sinking fund sufficient to redeem 15,000 shares commencing September 1, 2003. The redemption price is $100 per share plus accrued dividends. All outstanding shares of the 6 5/8% issue are subject to mandatory redemption on September 1, 2008, at a price of $100 per share plus accrued dividends. In the event of liquidation, the holders of Eastern Edison's 6 5/8% Preferred Stock are entitled to $100 per share plus accrued dividends.

(E) Long-Term Debt:
The various mortgage bond issues of Blackstone, Eastern Edison, and Newport are collateralized by substantially all of their utility plant.

In addition, Eastern Edison's bonds are collateralized by securities of Montaup, which are wholly-owned by Eastern Edison. On December 30, 1998, Montaup redeemed $55 million of debenture bonds and paid a $19 million special dividend to Eastern Edison with proceeds received from the sale of its 50% ownership share of the Canal 2 generating station. The principal amount of Montaup securities wholly-owned by Eastern Edison at December 31, 1998 was approximately $181 million.

Blackstone's Variable Rate Demand Bonds are collateralized by an irrevocable Letter of Credit which expires on January 21, 2000. The letter of credit permits an extension of one year upon mutual agreement of the bank and Blackstone.

Newport's Variable Rate Electric Energy Facilities Revenue Refunding Bonds are collateralized by an irrevocable Letter of Credit which expires on January 6, 2000, and permits an extension of one year upon mutual agreement of the bank and Newport. EUA Service Corporation's (EUA Service) 10.2% Secured Notes due 2008 are collateralized by certain real estate and property of the company.

In July, Eastern Edison used short-term borrowings to redeem $20 million of 5 7/8% and $40 million of 5 3/4%, First Mortgage and Collateral Trust Bonds at maturity. On December 30, 1998, Eastern repaid outstanding short-term borrowings with proceeds received from the redemption of Montaup securities. The EUA System's aggregate amount of current cash sinking fund requirements and maturities of long-term debt, (excluding amounts that may be satisfied by available property additions) for each of the five years following 1998 are:
$21.9 million in 19 99, $62.5 million in 2000, $14.3 million in 2001, $46 million in 2002, and $60 million in 2003.

(F) Fair Value Of Financial Instruments:
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate:

Cash and Temporary Cash Investments: The carrying amount approximates fair value because of the short-term maturity of these instruments.

Long Term Notes Receivable and Net Investment in Sales-Type Leases: The fair value of these assets are based on market rates of similar securities.

Preferred Stock and Long-Term Debt of Subsidiaries: The fair value of the System redeemable preferred stock and long-term debt were based on quoted market prices for such securities at December 31, 1998 and 1997.

The estimated fair values of the System's financial instruments at December 31, 1998 and 1997, were as follows:

                                Carrying Amount         Fair Value


($ in thousands)                  1998      1997          1998      1997
Cash and Temporary
  Cash Investments             $32,090    $7,252       $32,090    $7,252
Long-Term Notes Receivable
  and Net Investment
  in Sales-Type Leases          40,934    46,192        42,052    47,200
Redeemable Preferred Stock      30,000    30,000        32,625    31,613
Long-Term Debt                 332,708   405,829       350,392   429,035


(G) Lines Of Credit:
In July 1997, several EUA System companies entered into a three-year revolving credit agreement allowing for borrowings in aggregate of up to $145 million from all sources of short-term credit. As of December 31, 1998, various financial institutions have committed up to $75 million under the revolving credit facility. In addition to the $75 million available under the revolving credit facility, EUA System companies maintain short-term lines of credit with various banks totaling $90 million for an aggregate amount available of $165 million. At December 31, 1998, the EUA System had unused short-term lines of credit of approximately $101.4 million. During 1998, the weighted average interest rate for short-term borrowings was 5.8%.

(H) Jointly Owned Facilities:
At December 31, 1998, in addition to the stock ownership interests discussed in Note A, Nature of Operations and Summary of Significant Accounting Policies - Jointly Owned Companies, Montaup and Newport had direct ownership interests in the following electric generating facilities:

                                  Accumulated       Net
                                    Utility     Provision for      Utility    Construction
                      Percent      Plant in     Depreciation       Plant in     Work in
($ in thousands)        Owned      Service      & Amortization     Service      Progress
Montaup:
  Wyman Unit 4           1.96%     $4,041          $2,388          $1,653       $
  Seabrook Unit I        2.90%    194,169          47,277         146,892        480
  Millstone Unit 3       4.01%    178,598          65,705         112,893        347
Newport:
  Wyman Unit 4           0.67%      1,312             805             507


The foregoing amounts represent Montaup's and Newport's interest in each facility, including nuclear fuel where appropriate, and are included on the like-captioned lines on the Consolidated Balance Sheet. At December 31, 1998, Montaup's total net investment in nuclear fuel of the Seabrook and Millstone Units amounted to $2.5 million and $1.9 million, respectively.

Montaup's and Newport's shares of related operating and maintenance expenses with respect to units reflected in the preceding table are included in the corresponding operating expenses.

EUA has entered into agreements to sell its joint ownership shares in Wyman Unit 4 and Seabrook Unit I. Closing of the Wyman sale is expected in the first quarter of 1999 and the Seabrook sale is expected to close later in 1999. Both agreements are subject to approval of various regulatory agencies.

(I) Financial Information By Business Segments:
Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), requires disclosure of certain financial and descriptive information by operating segments. The Core Electric Business includes results of the electric utility operations of Blackstone, Eastern Edison, Newport and Montaup.

Energy Related Business includes results of our diversified energy-related subsidiaries, EUA Cogenex, EUA Ocean State, EUA Energy Investment Corporation (EUA Energy), EUA Energy services and EUA Telecommunications.

Corporate results include the operations of EUA Service and EUA Parent. EUA does not have any intersegment revenues. Financial data for the business segments are as follows:

                                    Pre-Tax               Depreciation      Cash        Equity in       Net       Net
                       Operating   Operating    Income        and        Construction   Subsidiary   Interest   Interest
($ in thousands)       Revenues     Income      Taxes     Amortization   Expenditures    Earnings    Charges    Income
Year Ended
   December 31, 1998
     Core Electric    $480,080     $84,586     $22,685      $38,804        $22,888       $1,390      $23,593     $528
     Energy Related     58,721      (2,945)     (1,387)      12,267         26,801        8,134       12,219    7,210
     Corporate                      (2,045)     (1,845)           8          1,512        1,387           63
        Total         $538,801     $79,596     $19,453      $51,079        $51,201       $9,524      $37,199   $7,801
Year Ended
   December 31, 1997
     Core Electric    $506,696     $78,795     $20,303      $36,069        $21,870       $1,599      $24,668   $1,678
     Energy Related     61,817      (3,785)        547       10,858         51,941        7,867       13,295    8,854
     Corporate                      (1,980)      1,645           14          2,307                     1,193       16
        Total         $568,513     $73,030     $22,495      $46,941        $76,118       $9,466      $39,156  $10,548
Year Ended
   December 31, 1996
     Core Electric    $470,719     $80,042     $21,039      $35,178        $33,337       $1,587      $24,290  $   394
     Energy Related     56,349     (11,536)     (3,888)      10,290         28,121        9,111       13,494    7,212
     Corporate                      (1,723)        642           10          1,272                     1,335      156
        Total        $ 527,068     $66,783     $17,793      $45,478        $62,730      $10,698      $39,119   $7,762


Years ended December 31, ($ in thousands)       1998          1997
Total Plant and Other Investments
  Core Electric                             $648,281      $703,132
  Energy Related                             164,439       187,752
  Corporate                                   18,973        21,392
    Total Plant and Other Investments        831,693       912,276
Other Assets
  Core Electric                              370,360       257,888
  Energy Related                              67,780        73,109
  Corporate                                   32,805        27,479
    Total Other Assets                       470,945       358,476
Total Assets                              $1,302,638    $1,270,752

(J) Commitments And Contingencies:
Plan of Merger Agreement: On February 1, 1999, EUA and New England Electric System (NEES) entered into an Agreement and Plan of Merger under which NEES will acquire all outstanding shares of EUA for $31 per share in cash. Under certain terms of the merger agreement, if the merger agreement is terminated by EUA, EUA would pay NEES a termination fee of $20 million plus up to $5 million for documented out-of-pocket expenses.

Nuclear Fuel Disposal and Nuclear Plant Decommissioning Costs: The owners (or lead participants) of the nuclear units in which Montaup has an interest have made, or expect to make, various arrangements for the acquisition of uranium concentrate, the conversion, enrichment, fabrication and utilization of nuclear fuel and the disposition of that fuel after use. The owners (or lead participants) of United States nuclear units have entered into contracts with the Department of Energy (DOE) for disposal of spent nuclear fuel in accordance with the Nuclear Waste Policy Act of 1982 (NWPA). The NWPA requires (subject to various contingencies) that the federal government design, license, construct and operate a permanent repository for high level radioactive wastes and spent nuclear fuel and establish a prescribed fee for the disposal of such wastes and nuclear fuel. The NWPA specifies that the DOE provide for the disposal of such waste and spent nuclear fuel starting in 1998. Objections on environmental and other grounds have been asserted against proposals for storage as well as disposal of spent nuclear fuel. The DOE now estimates that a permanent disposal site for spent fuel will not be ready to accept fuel for storage or disposal until as late as the year 2010. In early 1998, a number of utilities filed suit in federal appeals court seeking, among other things, an order requiring the DOE to immediately establish a program for the disposal of spent nuclear fuel. Montaup owns a 4.01% interest in Millstone 3 and a 2.9% interest in Seabrook I. Northeast Utilities, the operator of the units, indicates that Millstone 3 has sufficient on-site storage facilities which, with rack additions, can accommodate its spent fuel for the projected life of the unit. At the Seabrook Project, there is on-site storage capacity which, with rack additions, will be sufficient to at least the year 2011.

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

Montaup has a 4.5% equity ownership in Connecticut Yankee, a nuclear generating facility which is in the process of decommissioning. Montaup's share of the total estimated costs for the permanent shutdown, decommissioning, and recovery of the investment in Connecticut Yankee is approximately $23.8 million. On August 31, 1998, a FERC law judge rejected Connecticut Yankee's filed plan to decommission the plant. The judge claimed that estimates of clean-up costs were flawed and certain restoration costs were not supported. The judge also said Connecticut Yankee could not pass on spent fuel storage costs to rate-payers. The judge recommended that Connecticut Yankee withdraw its decommissioning plan and submit a new plan which addresses the issues cited by him. FERC will review the judge's recommendations and issue a decision on this case in the coming months. If FERC concurs with the judge's recommendation, this may result in a write down of certain of Connecticut Yankee plant investments. Montaup cannot predict the ultimate outcome of FERC's review.

In August 1997, as the result of an economic evaluation, the Maine Yankee Board of Directors voted to permanently close that nuclear plant. Montaup has a 4.0% equity ownership in Maine Yankee. Montaup's share of the total estimated costs for the permanent shutdown, decommissioning, and recovery of the remaining investment in Maine Yankee is approximately $31.0 million. In January 1998, FERC accepted Maine Yankee's rate filing, subject to refund, for the recovery of its costs during the decommissioning period. On January 19, 1999, Maine Yankee and the active intervening parties filed an Offer of Settlement with FERC which was supported by FERC trial staff. Upon commission approval, this agreement will constitute full settlement of issues raised in this proceeding.

Also, Montaup is recovering through rates its share of estimated decommissioning costs for Millstone 3 and Seabrook I. Montaup's share of the current estimate of total costs to decommission Millstone 3 is $22.4 million in 1998 dollars, and Seabrook I is $14.4 million in 1998 dollars. These figures are based on studies performed for the lead owners of the units. Montaup also pays into decommissioning reserves pursuant to contractual arrangements with other nuclear generating facilities in which it has an equity ownership interest or life of the unit entitlement. Such expenses are currently recoverable through rates.

Pensions: EUA maintains a noncontributory defined benefit pension plan covering most of the employees of the EUA System (Retirement Plan). Retirement Plan benefits are based on years of service and average compensation over the four years prior to retirement. It is the EUA System's policy to fund the Retirement Plan on a current basis in amounts determined to meet the funding standards established by the Employee Retirement Income Security Act of 1974. Total pension (income) expense for the Retirement Plan, including an amount related to the 1997 voluntary retirement incentive offer, for 1998, 1997 and 1996 included the following components:

($ in thousands)                      1998         1997         1996

Service cost                        $2,929       $2,816       $3,126
Interest cost                       10,390       10,116        9,765
Expected return on assets          (15,033)     (13,761)     (12,817)
Net amortization:
  Prior service cost                   671          667          700
  Net actuarial (gain)                (395)        (183)
  Transition obligation (asset)       (274)        (274)        (274)
Net periodic pension
  (income) expense                  (1,712)        (619)         500
Subsidiary Curtailment                             (131)
Total periodic pension
  (income) expense                 $(1,712)       $(750)        $500

Assumptions used to determine pension costs:

Discount Rate                         7.25%        7.50%        7.25%
Compensation Increase Rate            4.25%        4.25%        4.25%
Long-Term Return on Assets            9.50%        9.50%        9.50%


The following tables set forth the actuarial present value of projected benefit obligations, fair value of assets and funded status at December 31, 1998 and 1997:

Reconciliation of Projected Benefit Obligation


($ in thousands)                                  1998            1997

Beginning of Year Benefit Obligation          $144,915        $136,286
Service Cost                                     2,929           2,816
Interest Cost                                   10,390          10,116
Actuarial loss                                   9,256           4,519
Disbursements                                   (8,032)         (8,403)
Settlements or curtailments                                       (419)
End of year benefit obligation                $159,458        $144,915

Reconciliation of Fair Value of Assets
($ in thousands)                                  1998            1997
Beginning of Year Fair Value of Assets        $182,795        $161,300
Actual return on plan assets                    38,074          29,898
Disbursements                                   (8,032)         (8,403)
End of Year Fair Value of Assets              $212,837        $182,795

Reconciliation of Funded Status
($ in thousands)                                  1998            1997
Projected benefit obligation (PBO)           $(159,458)      $(144,915)
Fair value of plan assets (FVA)                212,837         182,795
PBO less than FVA (funded status)               53,379          37,880
Unrecognized prior service cost                  4,153           4,768
Unrecognized net transition obligation (asset)    (662)           (936)
Unrecognized net actuarial (gain)              (54,845)        (41,399)
Net amount recognized                           $2,025            $313


The discount rate used to determine pension obligations, effective January 1, 1999 was changed from 7.25% to 6.75% and was used to calculate the plan's funded status at December 31, 1998.

The voluntary retirement incentive also resulted in $1.3 million of non-qualified pension benefits which were expensed in 1997. At December 31, 1998, approximately $2.7 million was included in other liabilities for these unfunded benefits.

EUA also maintains non-qualified supplemental retirement plans for certain officers and trustees of the EUA System (Supplemental Plans). Benefits provided under the Supplemental Plans are based primarily on compensation at retirement date. EUA maintains life insurance on certain participants of the Supplemental Plans, and policy cash values and death benefits may be available to offset EUA's obligations under the Supplemental Plans. As of December 31, 1998, approximately $6.5 million was included in accrued expenses and other liabilities for these plans. Expenses related to the Supplemental Plans were $1.1 million in 1998, $1.9 million in 1997, and $1.5 million in 1996.

EUA also provides a defined contribution 401(k) savings plan for substantially all employees. EUA's matching percentage of employees' voluntary contributions to the plan, amounted to $1.5 million in 1998 and 1997, and $1.3 million in 1996.

Post-Retirement Benefits: Retired employees are entitled to participate in health care and life insurance benefit plans. Health care benefits are subject to deductibles and other limitations. Health care and life insurance benefits are partially funded by EUA System companies for all qualified employees.

The total cost of post-retirement benefits other than pensions, including an amount related to the 1997 voluntary retirement incentive offer, for 1998, 1997 and 1996 includes the following components:


($ in thousands)                       1998        1997        1996

Service cost                           $967        $949      $1,123
Interest cost                         4,526       4,434       4,449
Expected return on assets            (1,849)     (1,254)       (847)
Net amortization:
  Net actuarial (gain)                 (780)       (842)       (617)
  Transition obligation               3,289       3,289       3,313
Net periodic postretirement
  benefit cost                        6,153       6,576       7,421
Subsidiary Curtailment                             (548)
Voluntary Retirement Incentive                      172
Total periodic postretirement
  Benefit cost                       $6,153      $6,200      $7,421

Assumptions used to determine post-retirement costs
  Discount rate                        7.25%       7.50%       7.25%
  Health care cost trend rate
    - near-term                        6.00%       7.00%       9.00%
    - long-term                        5.00%       5.00%       5.00%
  Compensation increase rate           4.25%       4.25%       4.25%
  Long-term return on assets
    - union                            8.50%       8.75%       8.50%
    - non-union                        7.50%       7.75%       7.50%

The following tables forth the actuarial present value of accumulated postretirement benefit obligation, fair value of assets and funded status at December 31, 1998.

Reconciliation of Accumulated Post-retirement Benefit Obligation

($ in thousands)                                    1998            1997
Beginning of Year Benefit Obligation            $ 64,826        $ 62,122
Service Cost                                         967             949
Interest Cost                                      4,526           4,434
Participant Contributions                            151             211
Actuarial Loss                                     2,644             242
Disbursements                                     (3,486)         (2,791)
Settlements or Curtailments                                         (341)
End of Year Benefit Obligation                  $ 69,628        $ 64,826

Reconciliation of Fair Value Assets

($ in thousands)                                    1998            1997
Beginning of Year Fair Value of Assets          $ 23,729        $ 17,743
Actual return on plan assets                       3,007           1,433
Company contributions                              6,794           7,133
Participant contributions                            151             211
Disbursements                                     (3,486)         (2,791)
End of Year Fair Value of Assets                $ 30,195        $ 23,729

Reconciliation of Funded Status

($ in thousands)                                    1998            1997
Accumulated post-retirement benefit
  obligation (APBO)                             $(69,628)       $(64,826)
Fair value of plan assets (FVA)                   30,195          23,729
APBO (in excess of) FVA (Funded Status)          (39,433)        (41,097)
Unrecognized net transition
  obligation (asset)                              46,046          49,335
Unrecognized net actuarial (gain)                (13,967)        (16,233)
Net amount recognized                            $(7,354)        $(7,995)


Effect of 1% Change in Assumed Health Care Cost Trend Rate
                                                   One Percentage Point
($ in thousands)                                Increase        Decrease
Effect on 1998 service and interest cost
  components of net-periodic costs                 $814           $(649)
Effect on 1998 accumulated post-retirement
  benefit obligation                             $8,578         $(6,996)

The discount rate used to determine post-retirement benefit obligations effective January 1, 1999 was changed from 7.25% to 6.75% and was used to calculate the funded status of post-retirement benefits at December 31, 1998.

Long-Term Purchased Power Contracts: The EUA System is committed under long-term purchased power contracts, expiring on various dates through September 2021, to pay demand charges whether or not energy is received. Under terms in effect at December 31, 1998, the aggregate annual minimum commitments for such contracts are approximately $111 million in 1999, $109 million in 2000, $111 million in 2001, $108 million in 2002, $101 million in 2003 and will aggregate approximately $927 million for the ensuing years. In addition, the EUA System is required to pay additional amounts depending on the actual amount of energy received under contracts in effect. The demand costs associated with these contracts are reflected as Purchased Power-Demand on the Consolidated Statement of Income. Such costs are currently recoverable through rates. Pending regulatory approval, certain power contract transfers related to the divestiture of EUA's generating assets will become effective in 1999. Upon completion of the power contract transfers, the demand charges will be reduced to $54 million in 1999, $43 million in 2000, $40 million in 2001, $42 million in 2002, $26 million in 2003, and $162 million in the ensuing years.

Environmental Matters: There is an extensive body of federal and state statutes governing environmental matters, which permit, among other things, federal and state authorities to initiate legal action providing for liability, compensation, cleanup, and emergency response to the release or threatened release of hazardous substances into the environment and for the cleanup of inactive hazardous waste disposal sites which constitute substantial hazards. Because of the nature of the EUA System's business, various by-products and substances are produced or handled which are classified as hazardous under the rules and regulations promulgated by the United States Environmental Protection Agency (EPA) as well as state and local authorities. The EUA System generally provides for the disposal of such substances through licensed contractors, but these statutory provisions generally impose potential joint and several responsibility on the generators of the wastes for cleanup costs. Subsidi-aries of EUA have been notified with respect to a number of sites where they may be responsible for such costs, including sites where they may have joint and several liability with other responsible parties. It is the policy of the EUA System companies to notify liability insurers and to initiate claims. EUA is unable to predict whether liability, if any, will be assumed by, or can be enforced against, the insurance carriers in these matters.

On December 13, 1994, the United States District Court for the District of Massachusetts (District Court) issued a judgment against Blackstone, finding Blackstone liable to the Commonwealth of Massachusetts (Commonwealth) for the full amount of response costs incurred by the Commonwealth in the cleanup of a by-product of manufactured gas at a site at Mendon Road in Attleboro, Massachusetts. The judgment also found Blackstone liable for interest and litigation expenses calculated to the date of judgment. The total liability is approximately $5.9 million, including approximately $3.6 million in interest which had accumulated since 1985. Due to the uncertainty of the ultimate outcome of this proceeding and anticipated recoverability whether through rates, insurance providers or other parties, Blackstone recorded an asset for the amount funded under the escrow agreement (discussed below) consistent with provisions of SFAS 5, specifically paragraphs 3, 10, and 13 and SFAS 71, specifically paragraphs 3 and 9. This amount is included with Other Assets on the Consolidated Balance Sheets at December 31, 1998 and 1997. Should the EPA determine the substance to be non-toxic, the company may be able to retain the entire escrowed amount and would relieve both the asset and liability from its balance sheet at that time. However should the EPA determine that the substance is hazardous, the company would amortize its asset, net of amounts recovered through insurance proceeds or from other parties, over a five year period in accordance with the company's established rate recovery mechanisms of similar costs.

Blackstone filed a Notice of Appeal of the District Court Judgment and filed its brief with the United States Court of Appeals for the First Circuit (First Circuit) on February 24, 1995. On October 6, 1995, the First Circuit vacated the District Court's judgment and ordered the District Court to refer the matter to the EPA to determine whether the chemical substance, ferric ferrocyanide (FFC), contained within the by-product is a hazardous substance. On January 20, 1995, Blackstone entered into an escrow agreement with the Commonwealth whereby Blackstone deposited $5.9 million with an escrow agent who transferred the funds into an interest bearing money market account. The distribution of the proceeds of the escrow account will be determined upon the final resolution of the judgment. No additional interest expense will accrue on the judgment amount.

On January 28, 1994, Blackstone filed a complaint in the District Court, seeking, among other relief, contribution and reimbursement from Stone & Webster Inc., of New York City and several of its affiliated companies (Stone & Webster), and Valley Gas Company of Cumberland, Rhode Island (Valley) for any damages incurred by Blackstone regarding the Mendon Road site. On November 7, 1994, the Court denied motions to dismiss the complaint which were filed by Stone & Webster and Valley. This proceeding was stayed in December 1995 pending final EPA determination as to whether FFC is a hazardous substance.

In addition, Blackstone has notified certain liability insurers and has filed claims with respect to the Mendon Road site, as well as other sites. Blackstone reached settlement with one carrier for reimbursement of legal costs related to the Mendon Road case. In January 1996, Blackstone received the proceeds of the settlement.

As of December 31, 1998, the EUA System had incurred costs of approximately $7.7 million (excluding the $5.9 million Mendon Road judgment) in connection with the investigation and clean-up of these sites, substantially all of which relate to Blackstone. These amounts have been financed primarily by internally generated cash. Blackstone is currently amortizing all of its incurred costs over a five-year period consistent with prior regulatory recovery periods and is recovering certain of those costs in rates.

EUA estimates that additional costs of up to $2.5 million (excluding the $5.9 million Mendon Road judgment) may be incurred at these sites through 1999, substantially all of which relates to sites at which Blackstone is a potentially responsible party. Estimates beyond 1999 cannot be made since site studies, which are the basis of these estimates, have not been completed. As a result of the recoverability of cleanup costs in rates and the uncertainty regarding both its estimated liability, as well as its potential contributions from insurance carriers and other responsible parties, EUA does not believe that the ultimate impact of the environmental costs will be material to the financial position of the EUA System or to any individual subsidiary and thus no loss provision is required at this time.

The Clean Air Act Amendments created new regulatory programs and generally updated and strengthened air pollution control laws. These amendments expanded the regulatory role of the EPA regarding emissions from electric generating facilities and a host of other sources. EUA System generating facilities were first affected in 1995, when EPA regulations took effect for facilities owned by the EUA System. Montaup's coal-fired Somerset Unit 6 is utilizing lower sulfur content coal to meet the 1995 air standards. EUA does not anticipate the impact from the Amendments to be material to the financial position of the EUA System.

In July 1997, the EPA issued a new and more stringent rule covering ozone particulate matter which is to be followed by promulgation of more stringent ozone and particulate matter standards. The effect that such standards will have on the EUA System cannot be determined by management at this time.

Eastern Edison, Montaup, the Massachusetts Attorney General and Division of Energy Resources entered into a settlement regarding electric utility industry restructuring in Massachusetts. The settlement includes a plan for emissions reductions related to Montaup's Somerset Station Units 5 and 6. The basis for SO2 and NOx emission reductions in the proposed settlement is an allowance cap calculation. Montaup may meet its allowance caps by any combination of control technologies, fuel switching, operational changes, and/or the use of purchased or surplus allowances. The settlement was approved by FERC on December 19, 1997.

In April 1992, the Northeast States for Coordinated Air Use Management (NESCAUM), an environmental advisory group for eight northeast states including Massachusetts and Rhode Island, issued recommendations for NOx controls for existing utility boilers required to meet the ozone non-attainment requirements of the Clean Air Act. The NESCAUM recommendations are more restrictive than the Clean Air Act requirements. The Massachusetts Department of Environmental Management has amended its regulations to require that Reasonably Available Control Technology (RACT) be implemented at all stationary sources potentially emitting 50 tons or more per year of NOx. Similar regulations have been issued in Rhode Island. Montaup has initiated compliance, through, among other things, selective noncatalytic reduction processes.

See Note A regarding EUA's planned divestiture of generation assets.

A number of scientific studies in the past several years have examined the possibility of health effects from EMF that are found wherever there is electricity. While some of the studies have indicated some association between exposure to EMF and health effects, many others have indicated no direct association. Some states have enacted regulations to limit the strength of magnetic fields at the edge of transmission line rights-of-way. Rhode Island has enacted a statute which authorizes and directs the Energy Facility Siting Board to establish rules and regulations governing construction of high voltage transmission lines of 69 kv or more. Management cannot predict the ultimate outcome of the EMF issue.

Guarantee of Financial Obligations: EUA has guaranteed or entered into equity maintenance agreements in connection with certain obligations of its subsidiaries. EUA has guaranteed the repayment of EUA Cogenex's $24.5 million, 10.56% unsecured long-term notes due 2005 and EUA Ocean State's $26.1 million, 9.59% unsecured long-term notes due 2011. In addition, EUA has entered into equity maintenance agreements in connection with the issuance of EUA Service's 10.2% Secured Notes and EUA Cogenex's 9.6% Unsecured Notes. Under the December 1992 settlement agreement with EUA Power, EUA reaffirmed its guarantee of up to $10 million of EUA Power's share of the decommissioning costs of Seabrook I and any costs of cancellation of Seabrook I or Seabrook II. EUA guaranteed this obligation in 1990 in order to secure the release to EUA Power of a $10 million fund established by EUA Power at the time EUA Power acquired its Seabrook interest. EUA has not provided a reserve for this guarantee because management believes it unlikely that EUA will ever be required to honor the guarantee.

Montaup is a 3.27% equity participant in two companies which own and operate transmission facilities interconnecting New England and the Hydro Quebec system in Canada. Montaup has guaranteed approximately $4.1 million of the outstanding debt of these two companies. In addition, Montaup and Newport have minimum rental commitments which total approximately $11.2 million and $1.4 million, respectively, under a noncancelable transmission facilities support agreement for years subsequent to 1998.

Other: Since early 1997, fourteen plaintiffs brought suits against numerous defendants, including EUA, for injuries and illness allegedly caused by exposure to asbestos over approximately a thirty-year period, at premises, including some owned by EUA companies. The total damages claimed in all of these complaints was $34 million in compensatory and punitive damages, plus exemplary damages and interest and costs. Each complaint names between fifteen and twenty-eight defendants, including EUA. These complaints have been referred to the applicable insurance companies. Counsel has been retained by the insurers and is actively defending all cases. Four cases have been dismissed as against the EUA Companies. EUA cannot predict the ultimate outcome of this matter at this time.

A pending class action, filed on March 2, 1998, in the Massachusetts Supreme Judicial Court naming all Massachusetts electric distribution companies, including Eastern Edison, and certain Massachusetts state agencies as defendants, seeks to invalidate certain sections of the Electric Utility Restructuring Act of 1997. The Act directs the Massachusetts Department of Telecommunications and Energy to impose mandatory charges on all electricity sold to customers, except those served by a municipal lighting plant, to fund energy efficiency activities and to promote renewable energy projects. In addition to declaratory judgment, plaintiffs seek remittance of monies paid to each distribution company by customers along with any interest earned. The outcome of this class action is unknown at this time however, Eastern Edison is vigorously defending the lawsuit.

Cogenex Settlement - EUA Cogenex recorded an after-tax charge of $2.1 million to earnings related to an arbitration panel's decision in a matter involving the 1995 sale of a portfolio of cogeneration units by EUA Cogenex to Ridgewood/Mass Power Partners, et al (Ridgewood). Ridgewood claimed that financial and other warranties in the purchase and sale agreement had been breached. EUA Cogenex entered counterclaims seeking recovery of costs of certain services performed for Ridgewood. The arbitration panel found for the buyer on some of the warranty claims, and awarded damages of approximately $2.6 million plus interest. EUA Cogenex was awarded approximately $400,000 plus interest on its counterclaim. EUA Cogenex paid the arbitration panel's net award less interest and recorded this charge to earnings during the fourth quarter of 1998. EUA Cogenex continues to contest the panel's findings with respect to the interest and legal fees.

Termination of Power Marketing Joint Venture - In the third quarter of 1997, EUA announced the termination of a power marketing joint venture with an affiliate of Duke Energy Corporation, the establishment of contingency reserves related to certain of its energy-related business activities and other expenses. Collectively, these actions resulted in a net after-tax gain of $1.5 million in third quarter 1997 earnings. The gross pre-tax gain related to the joint venture termination was $6.6 million. The gain was offset by contingency reserves for EUA's non-core business operations, industry restructuring matters, the Millstone 3 outage, interest and insurance aggregating $4.4 million. Also, EUA recorded expenses of $200,000 related to industry restructuring efforts.


Report of Independent Accountants

To the Trustees and Shareholders of Eastern Utilities Associates

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of equity capital and preferred stock and indebtedness present fairly, in all material respects, the financial position of Eastern Utilities Associates (the Company) and its subsidiaries at December 31, 1998 and 1997, and their consolidated statements of income, retained earnings and cash flows present fairly their results of operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
Boston, Massachusetts
March 5, 1999

Report of Management

The management of Eastern Utilities Associates is responsible for the consolidated financial statements and related information included in this annual report. The financial statements are prepared in accordance with generally accepted accounting principles and include amounts based on the best estimates and judgments of management, giving appropriate consideration to materiality. Financial information included elsewhere in this annual report is consistent with the financial statements.

The EUA System maintains an accounting system and related internal controls which are designed to provide reasonable assurances as to the reliability of financial records and the protection of assets. The System's staff of internal auditors conducts reviews to maintain the effectiveness of internal control procedures.

PricewaterhouseCoopers LLP an independent accounting firm, is engaged by EUA to audit and express an opinion on our financial statements. Their audit includes a review of internal controls to the extent required by generally accepted auditing standards for such audit.

The Audit Committee of the Board of Trustees, which consists solely of outside Trustees, meets with management, internal auditors and PricewaterhouseCoopers LLP to discuss auditing, internal controls and financial reporting matters. The internal auditors and PricewaterhouseCoopers LLP have free access to the Audit Committee without management present.

Quarterly Financial and Common Share Information (unaudited)

($ in thousands except per Share and Share Price Amounts)

                                                                           Basic and
                                                                        Diluted Earnings  Dividends    Common Share
                                                          Consolidated    per Average      Paid per    Market Price
                      Operating     Operating     Net         Net          Common           Common
                      Revenues       Income      Income     Earnings       Share            Share      High      Low

FOR THE QUARTERS
ENDED 1998:
  December 31          $133,416      $15,153    $9,085      $8,509          $0.42           $0.415    28 1/4    24 5/8
  September 30          136,033       15,461     9,788       9,212           0.45            0.415    26 15/16  24 5/16
  June 30               130,046       12,531     6,449       5,872           0.29            0.415    27 3/8    24 7/16
  March 31              139,306       18,492    11,693      11,117           0.54            0.415    27 11/16  23 11/16


FOR THE QUARTERS
ENDED 1997:
  December 31          $145,878      $15,378   $11,158     $10,582          $0.52           $0.415    26 5/8    20 1/8
  September 30          142,026       15,896    11,542      10,966           0.54            0.415    19 15/16  18 7/16
  June 30               138,856       11,327     6,510       5,933           0.29            0.415    18 1/2    16 3/8
  March 31              141,753       16,206    11,055      10,479           0.51            0.415    19 5/8    17 1/4
