Form 10-Q
period 1999-06-30
EASTERN UTILITIES ASSOCIATES
filed 1999-08-13
CIK 31224

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
   Washington, D.C.  20549

          FORM 10-Q

 (Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended               June 30, 1999
                                 OR

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

    Yes...X.......No..........


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
              Class                          Outstanding at July 31, 1999
        Common Shares, $5 par value          20,435,997 shares

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

EASTERN UTILITIES ASSOCIATES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)

                                                            June 30,       December 31,
                                                              1999            1998
ASSETS
  Utility Plant and Other Investments:
     Utility Plant in Service                            $   928,314     $ 1,000,243
     Less:  Accumulated Provision for Depreciation
                and Amortization                             327,251         353,780
     Net Utility Plant in Service                            601,063         646,463
     Construction Work in Progress                            11,953           5,151
          Net Utility Plant                                  613,016         651,614
     Investments in Jointly Owned Companies                   64,952          69,485
     Non-Utility Plant - Net                                  52,516          55,274
          Total Plant and Other Investments                  730,484         776,373
  Current Assets:
     Cash and Temporary Cash Investments                      60,375          32,090
     Accounts Receivable, Net                                 90,692          95,267
     Notes Receivable                                         22,558          27,078
     Fuel, Materials and Supplies                              5,834          13,434
     Other Current Assets                                      6,210           8,448
          Total Current Assets                               185,669         176,317
  Deferred Debits and Other Non-Current Assets               451,703         349,948
          Total Assets                                   $ 1,367,856     $ 1,302,638
  LIABILITIES AND CAPITALIZATION
  Capitalization:
     Common Shares, $5 Par Value                         $   102,180     $   102,180
     Other Paid-In Capital                                   219,781         218,959
     Common Share Expense                                     (3,931)         (3,931)
     Retained Earnings                                        36,324          56,466
          Total Common Equity                                354,354         373,674
     Non-Redeemable Preferred Stock - Net                      6,900           6,900
     Redeemable Preferred Stock - Net                         28,177          27,995
     Long-Term Debt - Net                                    302,219         310,346
          Total Capitalization                               691,650         718,915
  Current Liabilities:
     Long-Term Debt Due Within One Year                       21,914          21,911
     Notes Payable                                            51,471          63,574
     Accounts Payable                                         26,749          29,018
     Taxes Accrued                                            14,094          14,208
     Interest Accrued                                          6,788           6,997
     Other Current Liabilities                                38,507          34,908
          Total Current Liabilities                          159,523         170,616
  Deferred Credits and Other Non-Current Liabilities         391,874         271,078
  Accumulated Deferred Taxes                                 124,809         142,029
          Total Liabilities and Capitalization           $ 1,367,856     $ 1,302,638


See accompanying notes to consolidated condensed financial statements.

EASTERN UTILITIES ASSOCIATES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In Thousands Except Number of Shares and Per Share Amounts)


                                               Three Months Ended            Six Months Ended
                                                  June 30,                     June 30,
                                               1999          1998           1999         1998

Operating Revenues                         $  133,443    $  130,046     $  272,320   $  269,352
Operating Expenses:
    Fuel and Purchased Power                   61,184        51,415        124,892      105,712
    Other Operation and Maintenance            39,236        44,132         79,576       85,147
    Depreciation and Amortization              10,720        13,125         23,461       25,983
    Taxes - Other Than Income                   4,771         5,755         11,230       11,815
    Income Taxes - Current                     11,148            42         15,351        2,160
                 - Deferred (Credit)           (6,483)        3,045         (6,508)       7,512
          Total                               120,576       117,514        248,002      238,329
Operating Income                               12,867        12,532         24,318       31,023
Other Income and (Deductions):
Energy-Related Asset Adjustments              (24,669)                     (24,669)
Income Tax Impact of Energy                         0
      Related Asset Adjustments                 8,973                        8,973
Other Income - Net                              3,007         2,983          6,118        5,741
Income Before Interest Charges                    178        15,515         14,740       36,764
Interest Charges:
    Interest on Long-Term Debt                  6,443         7,452         12,918       15,134
    Other Interest Expense                      1,873         1,745          3,930        3,716
    Allowance for Borrowed Funds Used
      During Construction (Credit)               (125)         (132)          (264)        (228)
Net Interest Charges                            8,191         9,065         16,584       18,622
Net (Loss) Income                              (8,013)        6,450         (1,844)      18,142
Preferred Dividends of Subsidiaries               577           577          1,153        1,153
Consolidated Net (Loss) Earnings           $   (8,590)   $    5,873     $   (2,997)  $   16,989




Weighted Average Number of
  Common Shares Outstanding                20,435,997    20,435,997     20,435,997   20,435,997
Consolidated Basic and Diluted (Loss) Earnings
  Per Average Common Share                     ($0.42)        $0.29         ($0.15)       $0.83

Dividends Paid                                 $0.415        $0.415          $0.83        $0.83

See accompanying notes to consolidated condensed financial statements.


EASTERN UTILITIES ASSOCIATES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)


                                                                     Six Months Ended
                                                                         June 30,
                                                                    1999        1998

CASH FLOW FROM OPERATING ACTIVITIES:
Net (Loss) Income                                                 $   (1,844)    $ 18,142
Adjustments to Reconcile Net Income
   to Net Cash Provided from Operating Activities:
      Depreciation and Amortization                                   26,718       28,229
      Deferred Taxes                                                 (15,717)       7,156
      Non-cash Expenses on Sales of Investments
        in Energy Savings Projects                                     3,605        6,314
      Energy Related Asset Adjustments                                23,813
      Investment Tax Credit, Net                                      (1,798)        (782)
      Allowance for Funds Used During Construction                       (98)         (52)
      Collections and sales of project notes and leases receivable     3,996        7,661
      Other - Net                                                     (6,970)      (10,723
Change in Operating Assets and Liabilities                               764       (10,067
Net Cash Provided From Operating Activities                           32,469       45,878

CASH FLOW FROM INVESTING ACTIVITIES:
   Construction Expenditures                                         (27,652)      (26,744
   Proceeds from Divestiture of Generating Assets                     57,445
   Collections on Notes and Lease Receivables of EUA Cogenex           5,681        6,842
   Increase in Other Investments                                      (1,300)      (3,323)
Net Cash (Used in) Investment Activities                              34,174       (23,225

CASH FLOW FROM FINANCING ACTIVITIES:
   Redemptions:
      Long-Term Debt                                                  (8,141)      (28,738
   EUA Common Share Dividends Paid                                   (16,962)      (16,962
   Subsidiary Preferred Dividends Paid                                (1,153)      (1,153)
   Net (Decrease) Increase in Short-Term Debt                        (12,102)      25,760
Net Cash (Used in) Financing Activities                              (38,358)      (21,093
Net Increase in Cash and Temporary Cash Investments                   28,285        1,560

Cash and Temporary Cash Investments at Beginning of Period            32,090        7,252

Cash and Temporary Cash Investments at End of Period              $   60,375     $  8,812

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest (Net of Capitalized Interest)                      $   13,759     $ 16,826
      Income Taxes                                                $   15,261     $ 10,710
Supplemental schedule of non-cash investing activities:
   Conversion of Investments in Energy Savings
     Projects to Notes and Leases Receivable                      $     (282)    $    966

See accompanying notes to consolidated condensed financial statements.



                    EASTERN UTILITIES ASSOCIATES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     The accompanying Notes should be read in conjunction with the Notes to Consolidated Financial Statements incorporated in the Eastern Utilities Associates (EUA or the Company) 1998 Annual Report on Form 10-K as amended on Form 10-K/A and the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999.

Note A - In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of June 30, 1999 and December 31, 1998, and the results of operations for the three and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998. The year-end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required under generally accepted accounting principles.

          In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective in fiscal year 2001. This statement requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The Company does not expect SFAS 133 to have a material impact on its financial position or results of operations.

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

          In July 1999, EUA filed an application under the Public Utility Holding Company Act with the Securities and Exchange Commission requesting authorization for Eastern Edison to transfer all of Eastern Edison's investment in Montaup's capitalization, including Montaup's preferred stock, common stock and debenture bonds, to EUA. Montaup would then become a wholly-owned subsidiary of EUA.

Note B - Results shown, net of after-tax charges of the energy related asset adjustments, for the respective interim periods being reported herein are not necessarily indicative of results to be expected for the fiscal years due to seasonal factors which are inherent in electric utilities in New England. A greater proportionate amount of revenues is earned in the first and fourth quarters (winter season) of most years because more electricity is sold due to weather conditions, fewer day-light hours, etc.

          Energy Related Asset Adjustments

          As EUA has previously disclosed, it is continually evaluating its investments in energy related projects. During the second quarter of 1999, management determined to discontinue its involvement in certain projects. As a result of this decision, EUA recognized non-recurring after-tax charges to its earnings of $15.7 million in the second quarter of 1999. These non-recurring charges have settled future uncertainty associated with these investments.

          EUA BIOTEN recently received a letter of intent from a third party which, among other things, would finance the purchase of EUA BIOTEN's assets by its management. In its acceptance of this offer, EUA Energy Investment recorded an after-tax charge to its earnings of approximately $9.4 million in the second quarter of 1999. Similarly, EUA Energy Investment has received a letter of intent from the management of Renova to purchase certain of its assets, which it has also accepted. Based upon the offer amount, EUA Energy Investment recorded an after-tax charge to its earnings of approximately $3.5 million in the second quarter of 1999.

          As of June 28, 1999, the management of EUA Cogenex decided to divest certain of the non-core businesses and activities of EUA Cogenex including EUA Citizens Conservation Services, Inc, and the EUA DAY and DAYMetrix divisions of EUA Cogenex. EUA Cogenex has accepted an offer from the management of the EUA DAY division to purchase the business and assets of EUA Day from EUA Cogenex. As a result of the pending sale and the corresponding cessation of continued development of DAYMetrix, its energy control software application and related technologies division, EUA Cogenex recorded an after-tax charge of $2.9 million, based upon the offer price, in the second quarter of 1999.

Note C -  Commitments and Contingencies:

          Nuclear Ownership Issues

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

          In October 1996, the NRC, which had raised numerous issues with respect to Millstone 3 and certain of the other nuclear units in which Northeast and its subsidiaries, either individually or collectively, have the largest ownership shares, informed Northeast that it was establishing a Special Projects Office to oversee inspection and licensing activities at Millstone. During the first week of July 1998, after the NRC performed an inspection and verified that several final technical and programmatic issues were resolved, Millstone 3 was restarted, and returned to full power operation on July 14, 1998. The NRC will continue to closely monitor Millstone 3's performance.

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

          The non-operating owners of Millstone 3 claim that Northeast and its subsidiaries failed to comply with NRC regulations, failed to operate the facility in accordance with good utility operating practice and attempted to conceal their activities from the non-operating owners and the NRC. The arbitration and lawsuits seek to recover costs associated with replacement power and operation and maintenance (O&M) costs resulting from the shutdown of Millstone 3. The non-operating owners conservatively estimate that their losses exceed $200 million. In December 1997, Northeast filed a motion to dismiss the non-operating owners' claims, or alternatively to stay the pending lawsuit until after the resolution of the arbitration case. These requests were denied in July 1998. In May 1999 Northeast filed a request for summary judgement in the arbitration case. This request was denied in July 1999. In May 1999, all parties entered into a Alternative Dispute Resolution Agreement and began mediation sessions in an effort to reach a settlement of all issues. This effort is ongoing.

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

          Maine Yankee:

          Montaup has a 4.0% equity ownership in the permanently closed Maine Yankee nuclear plant. Montaup's share of the total estimated costs for the permanent shutdown, decommissioning, and recovery of the remaining investment in Maine Yankee is approximately $27.4 million and is included with Other Liabilities on the Consolidated Balance Sheet as of June 30, 1999. Also, due to recoverability, a regulatory asset has been recorded for the same amount and is included with Other Assets.

          On November 6, 1997, Maine Yankee submitted an estimate of its costs, including recovery of unamortized plant investment (including fuel), to FERC reflecting the fact that the plant was no longer operating and had entered the decommissioning phase. On January 14, 1998, the FERC accepted the new rates, subject to refund, and amounts of Maine Yankee's collections for decommissioning. On January 19, 1999, Maine Yankee and the active intervening parties, including the Secondary Purchasers, filed an Offer of Settlement with FERC which was supported by FERC trial staff on February 8, 1999. The FERC approved
          the Settlement effective June 1, 1999.   This agreement constitutes
          full settlement of the issues raised in this proceeding.

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

          On November 28, 1997, the Secondary Purchasers sent a Notice of Initiation of Arbitration to the equity owners of Maine Yankee, which was denied by a Maine judge on April 7, 1998. The judge indicated that the jurisdictional question should be first decided by FERC. On December 15, 1997, the equity owners as a group filed at FERC a Complaint and Petition for Investigation, Contract Modification, and Declaratory Order. A separately negotiated Settlement Agreement filed with FERC on February 5, 1999, upon approval, would resolve issues raised by the Secondary Purchasers by limiting the amount they will pay for decommissioning and settling other points of contention. The FERC approved the Settlement effective June 1, 1999.

          The outcome of these recent settlements will not have a material effect on EUA's future operating results or financial position.

          On August 4, 1998, the Maine Yankee Board of Directors selected Stone & Webster Engineering Corporation to execute a $250 million contract for the decommissioning and decontamination of Maine Yankee. The decommissioning plan includes an option for Stone & Webster to repower the Maine Yankee site with a gas-fired plant.

          Vermont Yankee:

          Montaup has a 2.5% equity ownership interest in the 540-mw Vermont Yankee nuclear unit. Vermont Yankee has been in negotiations since March 1999 with AmerGen Energy Co. for AmerGen to purchase the unit. On August 2, 1999, Vermont Yankee announced that it had also received an unsolicited expression of interest form Entergy Nuclear, Inc. to buy the unit. Vermont Yankee has commenced negotiations with Entergy and at the same time, is continuing its negotiations with AmerGen. Vermont Yankee intends to reach a final agreement to sell the unit by October 1, 1999. This transaction is subject to approvals from the NRC, the Securities and Exchange Commission, and the Vermont Public Service Board. Montaup cannot predict the ultimate outcome of these negotiations.

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

          In late October and early November 1998, the U.S. Court of Federal Claims issued rulings with respect to Yankee Atomic, Maine Yankee, and Connecticut Yankee finding that the DOE was financially responsible for failing to accept spent nuclear fuel. These rulings clear the way for Yankee Atomic, Connecticut Yankee and Maine Yankee to pursue at trial their individual damage claims. These trials are expected to begin in early 2000. Management cannot predict at this time the ultimate outcome of these actions.

          Environmental Matters

          EUA recently identified four new sites related to the production of manufactured gas at which pre-existing environmental conditions may exist. Manufactured gas plants operated at two of the sites, and remote gas holders were located at the other two sites. All four sites were built in the 1800's and ceased operations early this century. EUA may have joint and several liability for investigation and remediation at these sites, if such actions are necessary. Three sites are associated with Blackstone; a manufactured gas plant was located at High Street in Central Falls, and two holders were located at Exchange Street in Pawtucket, and Pond Street in Woonsocket, all in Rhode Island. One site pertains to Eastern Edison, a manufactured gas plant was located at Rose Street, in Stoughton, Massachusetts. EUA is currently conducting a preliminary assessment of the potential costs of remediation and therefore, has not yet provided for this potential liability.

          Both Blackstone and Eastern Edison are currently recovering certain environmental cleanup costs in rates. In addition, EUA will seek recovery of certain costs from its insurance carriers and other possible responsible parties. As a result, EUA does not believe that the ultimate impact of the cleanup costs associated with these additional environmental sites will be material to the results of operations or financial position of EUA and/or its subsidiaries.

Note D -  Financial Information by Business Segments:

          The following provides information on segments. The Core Electric business includes results of the electric utility operations of Blackstone, Eastern Edison, Newport and Montaup.

          Energy Related Business includes results of our diversified energy related subsidiaries, EUA Cogenex, EUA Ocean State, EUA Energy Investment Corporation, EUA Energy Services and EUA
          Telecommunications.

          Corporate results include the operations of EUA Service and EUA Parent. EUA does not have any intersegment revenues. Financial data for the business segments are as follows:

                         Three Months Ended      Six Months Ended
                            June 30, 1999          June 30, 1999
                         Operating  Net         Operating    Net
   (In Thousands)        Revenues  Income       Revenues   Income
   Core Electric         $121,206  $ 7,552      $249,300   $14,323
   Energy Related          12,237     (306)       23,020    (1,334)
   Corporate                    0     (140)            0      (290)
       Subtotal          $133,443  $ 7,106      $272,320   $12,699
   Energy Related
      Asset Adjustments            (15,696)                (15,696)
      Total              $133,443  $(8,590)     $272,320   ($2,997)

                           Three Months Ended     Six Months Ended
                            June 30, 1998            June 30, 1998
                         Operating  Net         Operating Net
        (In Thousands)   Revenues  Income       Revenues  Income
        Core Electric    $113,958  $6,218       $240,548   $18,108
        Energy Related     16,088    (458)        28,804      (886)
        Corporate               0     113              0      (233)
               Total     $130,046  $5,873       $269,352   $16,989


Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations

     The following is Management's discussion and analysis of certain significant factors affecting the Company's earnings and financial condition for the interim periods presented in this Form 10-Q.

Merger Update

     On February 1, 1999, EUA and New England Electric System (NEES) announced a merger agreement under which NEES will acquire all outstanding shares of EUA for $31 per share in cash. The merger agreement, which is subject to the approval of EUA shareholders and various regulatory agencies, values the equity of EUA at approximately $634 million, which represents a 23% premium above the price of EUA shares on December 4, 1998, the last trading day before other regional merger announcements affected EUA's share price. EUA shareholders will continue to receive dividends at the current level, as declared by the Board of Trustees, until the closing of the merger. EUA and NEES expect that the merger will be finalized by early 2000, but are trying to accomplish it earlier.

     At EUA's Annual Meeting of Shareholders on May 17, 1999, EUA shareholders voted to approve EUA's merger with NEES. At the meeting, 97% of the votes received were in favor of the merger.

     On May 5, 1999, EUA and NEES filed a joint application with the Federal Energy Regulatory Commission (FERC) seeking FERC approval and related waivers or authorizations to merge EUA and NEES and to subsequently merge and consolidate the complimentary operating companies of EUA and NEES.

     On May 20, 1999, EUA and NEES jointly filed a rate consolidation plan with the Rhode Island Public Utilities Commission reflecting consolidated rates for each company's Rhode Island subsidiaries, indicating savings to Rhode Island customers of approximately $79 million. A similar filing was made for EUA's and NEES's Massachusetts subsidiaries on April 30, 1999 with the Massachusetts Department of Telecommunications and Energy indicating savings of over $100 million.

     As part of the merger process, on July 19, 1999, a Voluntary Early Retirement Program was offered to certain of EUA's and NEES's union and non-union employees who are least fifty-five years of age. In addition, information on the Limited Hardship Early Decision Option (LHEDO) to be offered in September 1999, the employees' voluntary severance package and relocation assistance for those employees who qualify have also been announced.

Overview

     EUA had a consolidated net loss of $8.6 million for the quarter ended June 30, 1999 compared to consolidated net earnings of $5.9 million in the second quarter of 1998. Net Earnings contributions by Business Unit for the second quarter of 1999 and 1998 were as follows (in thousands):

                                                                 Increase
                                         1999        1998       (Decrease)
   Core Electric Business              $7,552      $6,218         $1,334
   Energy Related Business              (306)        (458)           152
      Corporate                         (140)         113           (253)
           Subtotal                     7,106       5,873          1,233
      Energy Related
           Asset Adjustments          (15,696)                   (15,696)
           Consolidated               $(8,590)     $5,873       $(14,463)

Energy Related Asset Adjustments

     Second quarter and year-to-date 1999 results include non-recurring after-tax charges of $15.7 million, or 77 cents per common share, related to the discontinuance of certain of EUA's energy related activities. These charges were consistent with EUA's efforts in evaluating its investments in energy related projects, and as a result of several pending sales offers for its interest in certain of these investments. These non-recurring charges have settled future uncertainty associated with these investments.

     EUA BIOTEN recently received a letter of intent from a third party which, among other things, would finance the purchase of EUA BIOTEN's assets by its management. As a result, EUA Energy Investment recorded an after-tax charge to its earnings of approximately $9.4 million in the second quarter of 1999. Similarly, EUA Energy Investment has received a letter of intent from the
management of Renova to purchase certain of its assets.   As a result of this
pending sale, EUA Energy Investment recorded an after-tax charge to its earnings of approximately $3.5 million in the second quarter of 1999.

     As of June 28, 1999, the management of EUA Cogenex decided to divest certain of the non-core businesses and activities of EUA Cogenex including EUA Citizens Conservation Services, Inc, and the EUA DAY and DAYMetrix divisions of EUA Cogenex. EUA Cogenex has received an offer from the management of the EUA DAY division to purchase the business and assets of EUA Day from EUA Cogenex. As a result of the pending sale and the corresponding cessation of continued development of DAYMetrix, its energy control software application and related technologies division, EUA Cogenex recorded an after-tax charge of $2.9 million in the second quarter of 1999.

Earnings by Business Unit

    The earnings contribution of the Core Electric Business Unit increased approximately $1.3 million in the second quarter of 1999 due primarily to an adjustment to unbilled revenue in 1998 as a result of restructured rates.

    Net Losses of the Energy Related Business Unit decreased by approximately $200,000 in the second quarter of 1999 as compared to the same period of a year ago as a result of decreased operating activity at BIOTEN and Transcapacity. Effective July 31, 1999, EUA Transcapacity has ceased financial support for Transcapacity's current operations.

    The decrease in earnings of the Corporate Business Unit in the second quarter of 1999 was the result of increased legal expenses compared to the same period of 1998.

    For the six months ended June 30, 1999, EUA had a consolidated net loss of approximately $3.0 million compared to net earnings of $17.0 million for the same period of 1998. Net Earnings contributions by Business Unit for the first six months of 1999 and 1998 were as follows (in thousands):


                                                              Increase
                                         1999      1998      (Decrease)
   Core Electric Business             $14,323     $18,108     $(3,785)
   Energy Related Business             (1,334)       (886)       (448)
   Corporate                             (290)       (233)        (57)
        Subtotal                       12,699      16,989     $(4,290)
   Energy Related Asset Adjustments   (15,696)                (15,696)
      Consolidated                    $(2,997)    $16,989    $(19,986)

    Net Earnings of the Core Electric Business Unit for the first half of 1999 decreased by approximately $3.8 million as compared to the year-to-date period of 1998 primarily due to impact of rate reductions in effect for the full six month period in 1999 versus four months in 1998. The earnings impacts of rate reductions effective with retail access were partially offset by increased retail kilowatthour sales of 2.8 percent in the year-to-date period, and accrued revenues pursuant to restructuring settlement agreements.

    Net Losses of the Energy Related Business Unit increased by approximately $400,000 in the first six months of 1999 as compared to the same period of a year ago primarily due to increased losses at EUA Cogenex.

    The Corporate Business Unit Net Earnings decreased by approximately $60,000 in the first six months of 1999 compared to the same period in 1998. Increased legal expenses in second quarter of 1999 were partially offset by the impact of a non-recurring general business liability adjustment recorded in the first quarter of 1998.

Kilowatthour Sales

    Kilowatthour (kWh) sales increased 3.0% in the second quarter of 1999 and 2.8% in the year-to-date period of 1999 as compared to the same periods of 1998, largely the result of warmer weather in 1999, particularly during the month of June. These changes were led by 4.2% and 5.5% increases in sales to residential customers in the second quarter and year-to-date periods, respectively.

Operating Revenues

    Operating Revenues for the second quarter of 1999 increased by approximately $3.4 million or 2.6% as compared to the same period of 1998. Revenues by Business Unit operations were as follows (in thousands):

                                               Three Months Ended June 30,
                                                             Increase
                                   1999      1998           (Decrease)
    Core Electric Business     $121,206    $113,958            $7,248
    Energy Related Business      12,237      16,088            (3,851)
    Corporate                         0           0                 0
        Consolidated           $133,443    $130,046             $3,397

   Core Electric Business revenues increased approximately $7.2 million in the second quarter of 1999 as compared to the same period of 1998. Generation-related revenues increased approximately $6.3 million as a result of the assignment of entitlements from certain power contracts to third parties and associated repurchases and sale of energy to satisfy standard offer requirements. This increase was compounded by the implementation of increased wholesale standard offer rates and offset by a reduction in contract termination charge rates, effective January 1, 1999 and April 1, 1999 respectively. Distribution-related revenues increased approximately $1.0 million primarily due to the impacts of increased kWh sales for the period.

   Revenues of the Energy Related business unit decreased by approximately $3.9 million in the second quarter of 1999 compared to the same period of 1998. Energy savings cash project sales of the EUA Cogenex division decreased $3.2 million. In addition, decreased revenues of the EUA Cogenex partnerships and EUA Day were partially offset by increased revenues from Citizens that amounted to an approximate net decrease of $600,000.

   Operating Revenues for the first six months of 1999 increased by approximately $3.0 million or 1.1% when compared to the same period of 1998. Operating Revenues by Business Unit for the first six months of 1999 and 1998 were as follows (in thousands):

                                      Six Months Ended June 30,
                                                           Increase
                                        1999       1998   (Decrease)
      Core Electric Business          $249,300   $240,548    $8,752
      Energy Related Business           23,020     28,804    (5,784)
      Corporate                              0          0         0
          Consolidated                $272,320   $269,352    $2,968

      Core Electric Business revenues increased approximately $8.8 million for the first six months of 1999 when compared to the same period of 1998. Generation-related revenues increased approximately $11.1 million as a result of the aforementioned repurchases of energy. Offsetting this increase were full period impacts of rate reductions to Massachusetts retail customers, pursuant to electric industry restructuring legislations and settlements effective March 1, 1998. An additional reduction in wholesale rates resulted from the implementation of lower contract termination charge rates, offset by increased standard offer rates. Distribution-related revenues decreased approximately $2.4 million due to the net impacts of restructured rates in Massachusetts for a full period. This decrease was partially offset by the impacts of increased kWh sales for the period.

      Revenues of the Energy Related business unit decreased by approximately $5.8 million in the six months ended June 1999 compared to the same period of 1998. Energy savings cash project sales, paid from savings, and note and lease projects sales of the EUA Cogenex division decreased approximately $4.2 million in aggregate. In addition, decreased revenues of the EUA Cogenex partnerships and EUA Day were offset by increased revenues from Citizens, amounting to approximately $2.2 million. An increase in Renova revenues of approximately $500,000 further offset this decrease.

  Operations Expense

      Fuel and Purchased Power expenses, in aggregate, increased approximately $9.8 million, or 19.0% in the second quarter of 1999 as compared to the same period of 1998. This increase was primarily due to the aforementioned assignment of entitlements from certain power contracts which resulted in repurchases of energy to satisfy standard offer requirements. This increase was compounded by a 3.0% increase in kWh sales in the second quarter of 1999. For the year-to-date period, Fuel and Purchased Power expenses increased approximately $19.2 million, or 18.1%. The requirement to satisfy standard offer needs discussed above, compounded by a 2.8% increase in kWh sales contributed to this increase.

      Other Operation and Maintenance (O&M) expenses for the three and six months ended June 30, 1999 decreased approximately $4.9 million or 11.1% and
$5.6 million or 6.5%, respectively, from the same periods in 1998.   Total O&M
expenses are comprised of three components: Direct, Indirect and Energy
Related.

      Direct expenses of the Core and Corporate Business units decreased by approximately $500,000 in the second quarter of 1999 and increased approximately $1.3 million for the year-to-date period of 1999 as compared to the same periods of 1998. The second quarter change is primarily due to decreased pensions and benefits expenses since the sale of Montaup's Somerset plant in April 1999. In the year-to-date period, these decreases were offset by the impacts of adjustments to 1998 employee incentive plan accruals in the first quarter of 1999 and non-recurring expense credits related to billings to Maine utilities for EUA's storm restoration support in February of 1998, which aggregated approximately $2.3 million.

      Indirect expenses, items over which there is limited short-term control or items which are fully recovered in rates, decreased approximately $1.0 million in the second quarter and $3.2 million in the year-to-date period as compared to the same periods of 1998. Conservation and load management (C&LM) expenses decreased approximately $400,000 and $900,000 in the respective periods. In addition, jointly-owned units expenses decreased approximately $400,000 and $2.5 million, respectively, largely due to decreased expenses of Canal 2 of $2.1 million and $3.6 million, respectively, after the sale of the unit in December 1998, which were offset by increased expenses of $1.7 million and $1.2 million in the second quarter and year-to-date periods, respectively, of the Millstone and Seabrook units due to the timing of their scheduled maintenance outages.

      Expenses of the Energy Related Business Unit decreased approximately $3.4 million in the second quarter of 1999 and $3.7 million for the year-to-date period of 1999, as compared to the same periods of 1998. These changes are due to decreased expenses as a result of decreased operating activity of the Cogenex division, EUA Day and the Cogenex Partnerships aggregating approximately $4.4 million in both the second quarter and year-to-date periods of 1999. These changes were offset by increased expenses at EUA Citizens and Cogenex West aggregating approximately $900,000 for the second quarter and $700,000 for the year-to-date period as compared to the same periods of 1998.

Depreciation and Amortization Expense

      Depreciation and Amortization expense decreased approximately $2.4 million or 18.3% in the second quarter and $2.5 million or 9.7% in the six months period ended June 30, 1999 when compared to the same periods of last year. These decreases were due largely to decreased depreciable property, particularly after the sale of Montaup's 50% ownership of the Canal Unit 2 generating station in December of 1998 and the sale of the Somerset Generating Station in April of 1999, and decreased depreciation at EUA Cogenex.

Taxes - Other Than Income

      Taxes - Other Than Income decreased approximately $1.0 million or 17.1% in the second quarter of 1999 and approximately $600,000 or 5.0% in the year-to-date period of 1999 as compared to the same periods of 1998 as a result of decreased property taxes after the sale of Montaup's Somerset Generating Station in April of 1999 and Montaup's 50% ownership of the Canal Unit 2 Generating Station in December of 1998.

Income Taxes

      EUA's effective income tax rate for the six months ended June 30, 1999 was approximately 41.0% compared to 40.7% for the same period of 1998. This increase reflects the impact of accelerated reversal of timing differences pursuant to restructuring settlement agreements.

Other Income and (Deductions) - Net

      Other Income and (Deductions) - Net was relatively unchanged in this year's second quarter and increased by approximately $400,000 in the year-to-
date period as compared to same periods of 1998.   In both periods, the net
impact of the release of investment tax credits associated with the sale of Montaup's Somerset Generating Station in April of 1999, were partially offset by decreased interest income from EUA Cogenex.

  Net Interest Charges

      Net Interest charges decreased by approximately $900,000 or 9.6% in the second quarter of 1999 and $2.0 million or 10.9% in the year-to-date period as compared to the respective periods of 1998. Interest on long term debt decreased as a result of normal cash sinking fund payments and the maturities of Eastern Edison's $20 million First Mortgage Bonds in May of 1998 and $40 million First Mortgage Bonds in July of 1998.

  Liquidity and Sources of Capital

      The EUA System's need for permanent capital is primarily related to investments in facilities required to meet the needs of its existing and future customers.

      Traditionally, cash construction requirements not met with internally generated funds are obtained through short-term borrowings which are ultimately funded with permanent capital. In July 1997, several EUA System companies entered into a three-year revolving credit agreement allowing for borrowings in aggregate of up to $145 million from all sources of short-term credit. As of June 30, 1999, various financial institutions have committed up to $75 million under the revolving credit facility. In addition to the $75 million available under the revolving credit facility, EUA System companies maintain short-term lines of credit with various banks totaling $90 million for an aggregate amount available of $165 million. Outstanding short-term debt at June 30, 1999 and
  December 31, 1998 by Business Unit was as follows (in thousands):

                                   June 30, 1999  December 31, 1998

      Core Electric Business           $3,830         $2,220
      Energy Related Business          16,592         19,354
      Corporate                        31,050         42,000
          Consolidated                $51,472        $63,574

      In April 1999, Montaup completed the sale of its Somerset Station to NRG Energy Inc. for approximately $55 million. In July 1999, Montaup used the proceeds from this sale to redeem $30 million of its debenture bonds and $24.8 million, or 164,600 shares, of its outstanding $100 par value common stock. Eastern Edison used these proceeds along with a capital contribution from EUA of $40 million to redeem $40 million of 8%, $40 million of 6 7/8%, and $8 million of 6.35% First Mortgage and Collateral Trust Bonds.

      For the six months ended June 30, 1999 internally generated funds available after the payment of dividends amounted to approximately $68.8 million while the EUA System's cash construction requirements amounted to approximately $27.7 million for the same period. Various laws, regulations and contract provisions limit the use of EUA's internally generated funds such that the funds generated by one subsidiary are not generally available to fund the operations of another subsidiary.

      In July 1999, EUA filed an application under the Public Utility Holding Company Act with the Securities and Exchange Commission requesting authorization for Eastern Edison to transfer all of Eastern Edison's investment in Montaup's capitalization, including Montaup's preferred stock, common stock and debenture bonds, to EUA. Montaup would then become a wholly-owned subsidiary of EUA.

      EUA Cogenex was in compliance with provisions of the original interest coverage covenant contained in certain of its unsecured note agreements at June 30, 1999. EUA Cogenex was not in compliance with this covenant at March 31, 1999, however, EUA Cogenex had reached agreements with lenders to modify the interest coverage covenant contained in these note agreements and to waive the default.

  Electric Utility Industry Restructuring

      Legislation enacted in Rhode Island in 1996 and Massachusetts in 1997 along with approved electric utility industry restructuring settlement agreements in both states and at the federal level, granted EUA's Rhode Island and Massachusetts electric customers with choice of electricity supplier and rate reductions commencing January 1, 1998 and March 1, 1998, respectively. Until a customer chooses an alternative supplier, that customer will receive standard offer service from the retail distribution company. Blackstone and Newport are required to arrange for standard offer service through December 31, 2009 and Eastern Edison must arrange for this service through February 28, 2005. Under the approved settlement agreements, Montaup had guaranteed standard offer supply at a fixed price schedule for the duration of the standard offer periods and Blackstone, Newport and Eastern Edison agreed to subject their standard offer requirements to a competitive bidding process in which competitive suppliers would bid against the guaranteed price. Through its successful divestiture process, combined with a competitive bidding process conducted in late 1998, Montaup has assigned 100% of its standard offer obligation. A majority of this standard offer assignment became effective January 1, 1999 with the remainder to be effective with the closing of the transfer of power purchase agreements to Constellation Power Source Inc. (Constellation), see Generation Divestiture below. The guaranteed standard offer price will increase over time to encourage customers to leave standard offer service and enter the competitive power supply market.

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

      The standard offer service rate for Eastern Edison customers was increased to a flat rate of 3.1 cents per kilowatthour effective January 1, 1999. This rate was further increased to 3.5 cents per kilowatthour coincident with the Eastern Edison retail transition charge decrease effective April 1, 1999.

Generation Divestiture

   By the end of 1998, pursuant to settlement agreements approved by federal and state regulators, Montaup has signed agreements to sell all of its non-nuclear power generation assets and power purchase agreements to various non-affiliated parties in connection with electric utility restructuring undertaken in Massachusetts and Rhode Island. At the end of 1998, Montaup sold several diesel-powered generating units (totaling approximately 16 mw) owned by Newport to Illinois-based Wabash Power Equipment Company and its 50% share (approximately 280 mw) of Unit 2 of the Canal generating station in Sandwich, Massachusetts to Southern Energy Canal, LLC an indirect subsidiary of The Southern Company, for approximately $75 million. On April 7, 1998, Montaup entered into an agreement to transfer power purchase contracts for approximately 170 mw of output from Ocean State Power I and Ocean State Power II to TransCanada Power Marketing Ltd., an indirect subsidiary of TransCanada Pipelines Limited; the transfer was effective June 1, 1999. On December 21, 1998, Montaup entered into an agreement to transfer purchase power contracts totaling approximately 177 mw to Constellation Power Source, Inc., a wholly-owned affiliate of the Baltimore Gas and Electric Company; the transfer will become effective on September 1, 1999. On April 26, 1999, Montaup completed the sale of its 170 mw Somerset Generating Station, located in Somerset, Massachusetts, to Somerset Power, LLC, a direct subsidiary of NRG, Inc., for approximately $55 million. As a result of the sale, a regulatory asset has been recorded and is included in Other Assets, and a regulatory liability has been recorded and is included in Other Liabilities on the Consolidated Balance Sheet. In June of 1999, Montaup completed the sale of its and Newport's combined 2.6% (approximately 16 mw) share of the W.F. Wyman Unit 4 in Yarmouth, Maine to FPL Energy Wyman IV LLC, an indirect subsidiary of the Florida-based FPL Group, Inc for $2.4 million. Also in June of 1999, Blackstone sold its hydroelectric facility in Pawtucket, Rhode Island (approximately 1 mw) to Putnam Hydropower LLC, an affiliate of Pawtucket Hydropower Inc.

   In July 1999, in connection with Entergy Nuclear Generation Company's acquisition of Pilgrim Station from Boston, Edison, Montaup bought out its power purchase agreement (approximately 73 mw) with Boston Edison. As a condition of the buy-out, Montaup entered into a reduced term power purchase contract for Pilgrim Station power with Entergy Nuclear Generation Company.

   Montaup also has agreed to sell its ownership interest in the Seabrook Station nuclear power plant to Great Bay Power Corporation, a subsidiary of BayCorp Holdings, Ltd., with an expected closing later in 1999. EUA's remaining generating capacity comprises 58 mw from its ownership shares of the Millstone 3 and Vermont Yankee nuclear facilities. EUA is in negotiations to sell and/or transfer its interests in the Vermont Yankee facility, (see "Note C
- Commitments and Contingencies: Nuclear Ownership Issues") and ultimately intends to sell and/or transfer its interests in Millstone 3 as well. All of the sale and contract transfer agreements are subject to federal and/or state regulatory approvals, including that of the NRC with respect to the sale of nuclear units.

     The Year 2000 Issue

   EUA has reached a notable milestone with its Year 2000 Program (Program).
On June 30, 1999, EUA reported to the North American Electric Reliability Council (NERC) that all of its mission critical systems were Year 2000 ready, consistent with the recommended industry schedule published by NERC. The Program addressed the potential impact on computer systems and embedded systems and components resulting from a common software program code convention that utilized two digits instead of four to represent a year. If not addressed, the year 2000 could have been systemically recognized as the year 1900, causing system or equipment failures or malfunctions, and ultimately resulting in disruptions to Company operations. This disclosure constitutes a Year 2000 Statement and Readiness Disclosure. It is subject to the protections afforded it as such by the Year 2000 Information and Readiness Disclosure Act of 1998.

  EUA's State of Readiness:

   To address potential Year 2000 issues, EUA divided the focus of its Year 2000 Program into three major categories of business activity: the generation and delivery of electricity to customers, the acquisition of goods and services (including purchased power), and ongoing general and administrative activities related to the corporate infrastructure and support functions, which included among other things, billings and collections.

   Based on work completed as of December 31, 1998, the following types and quantities of date sensitive IT systems were identified and remediated:

   > Central Applications: 54 date sensitive items consisting of centralized computing software that addressed major business and operational needs were identified; 67% required repair or replacement.

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

   > Embedded Systems and Components: 3,977 items were identified; 96.3% were year 2000 ready or inert. 3.7% were tested -- none failed.

   EUA utilized a four phase approach to address information technology (IT) issues. The four phases were: Analysis, Remediation, Unit Testing and Integration Testing. The Analysis phase consisted of two stages. The first stage consisted of conducting an inventory of all products, applications and systems, department by department. The second stage consisted of an assessment of the risk (potential impact and likelihood of failure) of each item identified in the inventory. Items identified as not being Year 2000 ready were repaired or replaced during the Remediation phase. The Unit Testing phase involved testing at the module, program and application level to assure that each such item functioned properly after repair or replacement. Finally, in the Integration Testing phase, dates were moved ahead, data were aged, and all date conditions pertinent to each application or product were tested "end-to-end" to assure that each item was tested in its final complete environment. As of June 30, 1999, each phase described above was 100% completed and all mission critical systems were Year 2000 ready. All mission critical non-information services systems (i.e., embedded systems and components) were also 100% Year 2000 ready as of that date as well.

   EUA developed a process to identify and assess the Year 2000 readiness of third parties with which it had a material relationship. First, a list of all vendors utilized over the prior two years was developed from the accounts payable system. Sub-lists were then developed and distributed to departments based on the departmental allocation of charges for goods and services. Departmental managements worked with the purchasing department to rank vendors identified as being critical or important.

   All vendors, regardless of rank, were contacted in writing requesting information regarding their Year 2000 status. Vendors ranked as critical or important were selected for additional inquiry, in the form of additional written inquiry and telephone inquiries. If available, vendor literature, regulatory filings and web sites were also reviewed. Critical vendors included providers of a variety of goods and services, such as telecommunications, banking and other financial services, computer products and services, equipment, fuel and mail delivery. As a result of this process, the purchasing department and/or the department(s) utilizing the goods or services in question have been able to confirm to their satisfaction that all mission critical vendors and a significant majority of the important vendors have provided adequate evidence of their Year 2000 readiness. All remaining vendors are being monitored as the process of gathering their Year 2000 readiness information continues. This process was essentially complete on June 30, 1999. Contingency plans have been developed for services provided by all mission critical vendors. These plans identify workarounds for any mission critical vendor for which there is not an alternative source.

  Costs to Address EUA's Year 2000 Issues:

   Through June 30, 1999, EUA has incurred costs of approximately $6.4 million to address Year 2000 issues, including approximately $3.9 million of non-incremental labor, $1.2 million of capital expenditures and $1.3 million of consulting and other costs. The company estimates it will incur additional costs approximating $3.6 million during the period July 1, 1999 through March 31, 2000, to complete its Year 2000 Program including approximately $2.5 million of non-incremental labor, $500,000 of capital expenditures and $600,000 of consulting and other costs.

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

   In addition, dependable voice and data telecommunications are critical to EUA's ongoing operations. EUA's internal telecommunication systems were Year 2000 ready as of June 30, 1999. EUA also relies heavily on external telecommunication systems, i.e., the local and regional telephone systems, and has identified these providers as critical vendors. EUA has gathered extensive documentation regarding the Year 2000 efforts and status of the regional telephone companies upon which it relies. In addition, EUA has also had face-to-face meetings with representatives of these companies and attended public conferences sponsored by these companies, at which they have described their Year 2000 process and progress. Each of these companies anticipates being Year 2000 ready and devoid of major system failures. Nevertheless, EUA has provided for several methods for maintaining adequate communications. For example, if the regional, land-line telephone systems were not in service, EUA could rely on mobile or cellular telephones. If those failed, EUA maintains mobile radios. Further, all of EUA's operating locations, including EUA Service Corporation's, are linked through a captive microwave telecommunications system.

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

  Year 2000 Contingency Plans:

   Contingency planning teams consisting of managers and employees experienced in system reliability, disaster recovery and risk were established and made responsible for developing contingency plans. The overall strategy was to identify Year 2000 risks, both internal and external to EUA, that could have a material impact on EUA's operations or financial well being. For such risks, formal, written contingency plans were created. Preliminary plans were developed in March, 1999 and final contingency plans were in place and ready to implement as of June 30, 1999.

   In addition to the contingency plans described above which are designed to ensure a rapid recovery from any Year 2000 related failures, EUA has also developed a formal, written Implementation Plan. The purpose of this plan is to ensure that the activities necessary to maintain a clean systems environment from July 1, 1999 through the transition weekend and into the year 2000 are properly planned for, appropriately communicated throughout the company, and understood by those responsible for performing the various tasks. The Implementation Plan was completed and in place as of June 30, 1999.

  Summary:

   The amount of effort and resources necessary to address Year 2000 issues and make EUA Year 2000 ready has been significant. There are currently dedicated teams in place, guided by a formal implementation plan, to ensure EUA remains Year 2000 ready through the remainder of 1999 and into the next century. EUA's Year 2000 program has consistently been on schedule and in accordance with timetables and progress points published by the North American Electric Reliability Council (NERC). This effort culminated with the June 30, 1999 reporting to NERC that EUA had achieved 100% Year 2000 readiness for all mission critical systems and embedded components. EUA has utilized independent, outside technical consultants and other experts to review and assess its Year 2000 efforts and status throughout the project. Their findings have validated the progress and status of the company's Year 2000 project and the achievement of Year 2000 readiness. Management is confident that EUA's Year 2000 project has been, and continues to be, well managed with the appropriate resources and plans in place to ensure the Company remains Year 2000 ready and positioned for a successful transition to the Year 2000.

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


PART II - OTHER INFORMATION

  Item 1. Legal Proceedings

   See "Note C - Commitments and Contingencies: Nuclear Ownership Issues" for a discussion of pending legal actions involving several of the nuclear plants in which Montaup has an ownership interest.

  Item 4.   Submission of Matters to a Vote of Security Holders

        (a)  The Company's Annual Meeting of Shareholders was held on May 17,
             1999.

        (b) The Board of Trustees as previously reported to the Securities and Exchange Commission was re-elected in its entirety.

        (c) The Common Shareholders voted at the Annual Meeting to adopt the Agreement and Plan of Merger dated February 1, 1999 by and among EUA and New England Electric System, by 15,572,236 votes in favor and to elect eleven Trustees of the Company, each to hold office until the next meeting of the Shareholders and until a successor has been chosen and qualified. The voting results on the approval of the merger with NEES were as follows:

   VOTES           VOTES        BROKER
   FOR             AGAINST      ABSTENTIONS       NON-VOTES
   15,572,236      380,311        91,179          2,233,903

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

   On April 20, 1998, FERC accepted the NEPOOL Tariff conditional on NEPOOL's compliance with a number of issues raised by FERC. On July 22, 1998, NEPOOL made its compliance filing at FERC. The NEPOOL Tariff changes and amendments to the Restated NEPOOL Agreement included in the filing effected compliance with the Commission's April 20, 1998 Order. While there were a large number of changes in the filing, the principal areas of change relate to the addition in the NEPOOL Tariff of a separately available Internal Point to Point Service, the addition of a mechanism to allocate costs to update the regional transmission system, and the replacement of a Non-Use Charge with an In-Service Charge across interconnections. A settlement agreement was filed on April 7, 1999 and an order accepting the settlement was received on July 30, 1999 with a compliance filing due in sixty days.

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

   See "Note C - Commitments and Contingencies: Environmental Matters" for a discussion of newly identified sites where EUA could be joint and severally responsible for environmental cleanup costs.

  Item 6.    Exhibits and Reports on Form 8-K

       (a)   Exhibits - None.

       (b)   Reports Form 8-K - None.


                           SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Eastern Utilities Associates
                                           (Registrant)



  Date:  August 13, 1999               /s/ Clifford J. Hebert, Jr.
                                      Clifford J. Hebert, Jr., Treasurer
                                      (on behalf of the Registrant and
                                      as Principal Financial Officer)