Form 10-Q
period 1999-09-30
EASTERN UTILITIES ASSOCIATES
filed 1999-11-15
CIK 31224

UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
   Washington, D.C.  20549

          FORM 10-Q

 (Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended               September 30, 1999
                                 OR

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

    Yes...X.......No..........


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
              Class                          Outstanding at October 31, 1999
        Common Shares, $5 par value          20,435,997 shares

PART I - FINANCIAL INFORMATION
EASTERN UTILITIES ASSOCIATES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)

Item 1. Financial Statements

                                                  September 30,   December 31,
ASSETS                                               1999            1998

Utility Plant and Other Investments:
   Utility Plant in Service                     $   927,473     $ 1,000,243
   Less:  Accumulated Provision for Depreciation
              and Amortization                      331,658         353,780
   Net Utility Plant in Service                     595,815         646,463
   Construction Work in Progress                     12,206           5,151
        Net Utility Plant                           608,021         651,614
   Investments in Jointly Owned Companies            66,201          69,485
   Non-Utility Plant - Net                           47,410          55,274
        Total Plant and Other Investments           721,632         776,373
Current Assets:
   Cash and Temporary Cash Investments                2,521          32,090
   Accounts Receivable, Net                          96,802          95,267
   Notes Receivable                                  22,651          27,078
   Fuel, Materials and Supplies                       5,120          13,434
   Other Current Assets                               5,393           8,448
        Total Current Assets                        132,487         176,317
Deferred Debits and Other Non-Current Assets        626,910         349,948
        Total Assets                            $ 1,481,029     $ 1,302,638
LIABILITIES AND CAPITALIZATION
Capitalization:
   Common Shares, $5 Par Value                  $   102,180     $   102,180
   Other Paid-In Capital                            220,279         218,959
   Common Share Expense                              (3,931)         (3,931)
   Retained Earnings                                 39,479          56,466
        Total Common Equity                         358,007         373,674
   Non-Redeemable Preferred Stock - Net               6,900           6,900
   Redeemable Preferred Stock - Net                  28,268          27,995
   Long-Term Debt - Net                             127,318         310,346
        Total Capitalization                        520,493         718,915
Current Liabilities:
   Long-Term Debt Due Within One Year                62,530          21,911
   Notes Payable                                    117,468          63,574
   Accounts Payable                                  29,318          29,018
   Taxes Accrued                                     14,807          14,208
   Interest Accrued                                   2,934           6,997
   Other Current Liabilities                        144,942          34,908
        Total Current Liabilities                   371,999         170,616
Deferred Credits and Other Non-Current Liabilities  462,986         271,078
Accumulated Deferred Taxes                          125,551         142,029
        Total Liabilities and Capitalization    $ 1,481,029     $ 1,302,638


See accompanying notes to consolidated condensed financial statements.

EASTERN UTILITIES ASSOCIATES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In Thousands Except Number of Shares and Per Share Amounts)



                                               Three Months Ended           Nine Months Ended
                                                  September 30,               September 30,
                                                1999         1998           1999          1998

   Operating Revenues                      $   141,723  $   136,033    $   414,043   $   405,385
   Operating Expenses:
      Fuel and Purchased Power                  61,878       52,554        186,770       158,266
      Other Operation and Maintenance           41,855       44,513        121,431       129,660
      Depreciation and Amortization             10,384       13,032         33,845        39,015
      Taxes - Other Than Income                  5,229        6,058         16,459        17,873
      Income Taxes - Current                     5,294        5,336         20,645         7,496
                   - Deferred (Credit)            (380)        (922)        (6,888)        6,590
               Total                           124,260      120,571        372,262       358,900
   Operating Income                             17,463       15,462         41,781        46,485
   Other Income and (Deductions):
   Energy Related Asset Adjustments                                        (24,669)
   Income Tax Impact of Energy
      Related Asset Adjustments                                              8,973
   Other Income - Net                            2,626        3,431          8,744         9,172
   Income Before Interest Charges               20,089       18,893         34,829        55,657
   Interest Charges:
      Interest on Long-Term Debt                 4,865        6,592         17,783        21,726
      Other Interest Expense                     3,023        2,700          6,953         6,416
      Allowance for Borrowed Funds Used
        During Construction (Credit)              (102)        (187)          (366)         (415)
   Net Interest Charges                          7,786        9,105         24,370        27,727
   Net Income                                   12,303        9,788         10,459        27,930
   Preferred Dividends of Subsidiaries             576          576          1,729         1,729
   Consolidated Net Earnings               $    11,727  $     9,212    $     8,730   $    26,201



   Weighted Average Number of
     Common Shares Outstanding               20,435,997   20,435,997     20,435,997    20,435,997
   Consolidated Basic and Diluted Earnings
     Per Average Common Share              $      0.57  $      0.45    $      0.43   $      1.28

   Dividends Paid                          $     0.415  $     0.415    $     1.245   $     1.245

See accompanying notes to consolidated condensed financial statements.

EASTERN UTILITIES ASSOCIATES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                    1999         1998

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                                      $  10,459    $  27,930
Adjustments to Reconcile Net Income
   to Net Cash Provided from Operating Activities:
      Depreciation and Amortization                                34,983       42,797
      Deferred Taxes                                              (13,737)       6,860
      Non-cash Expenses on Sales of Investments
        in Energy Savings Projects                                  7,719        7,201
      Energy Related Asset Adjustments                             23,813
      Investment Tax Credit, Net                                   (2,205)      (1,173)
      Allowance for Funds Used During Construction                   (275)         (94)
      Collections and Sales of Project Notes & Leases Receivable    5,229       10,133
      Other - Net                                                  (1,367)      (4,158)
      Regulatory Asset - Purchased Power Contract Buyout          (105,623
Change in Operating Assets and Liabilities                         (6,688)     (20,813)
      Regulatory Liability - Purchased Power Contract Buyout      105,623
Net Cash Provided From Operating Activities                        57,931       68,683

CASH FLOW FROM INVESTING ACTIVITIES:
   Construction Expenditures                                      (39,121)     (36,100)
   Proceeds from Divestiture of Generating Assets                  57,445
   Collections on Notes and Lease Receivables of EUA Cogenex       13,355       12,013
   Increase in Other Investments                                                (2,149)
Net Cash Provided From (Used in) Investment Activities             31,679      (26,236)

CASH FLOW FROM FINANCING ACTIVITIES:
   Redemptions of Long-Term Debt                                  (142,859     (71,061)
   Premiums Paid on Long-Term Debt Redemptions                     (3,042)
   EUA Common Share Dividends Paid                                (25,443)     (25,443)
   Subsidiary Preferred Dividends Paid                             (1,729)      (1,729)
   Net Increase in Short-Term Debt                                 53,894       55,179
Net Cash (Used in) Financing Activities                           (119,179     (43,054)
Net (Decrease) in Cash and Temporary Cash Investments             (29,569)        (607)
Cash and Temporary Cash Investments at Beginning of Period         32,090        7,252
Cash and Temporary Cash Investments at End of Period            $   2,521    $   6,645

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest (Net of Capitalized Interest)                    $  24,078    $  24,343
      Income Taxes                                              $  15,298    $  17,274
Supplemental schedule of non-cash investing activities:
   Conversion of Investments in Energy Savings
     Projects to Notes and Leases Receivable                    $     267    $   2,159

See accompanying notes to consolidated condensed financial statements.

EASTERN UTILITIES ASSOCIATES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


     The accompanying Notes should be read in conjunction with the Notes to Consolidated Financial Statements incorporated in the Eastern Utilities Associates (EUA or the Company) 1998 Annual Report on Form 10-K and the Company's Quarterly Report on Form 10-Q for the periods ended March 31, and June 30, 1999.

Note A - In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly its financial position as of September 30, 1999 and December 31, 1998, and the results of operations for the three and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998. The year-end consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required under generally accepted accounting principles.

          In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after June
          15, 1999.    In June 1999, the FASB issued SFAS 137, Accounting for
          Derivative Instruments and Hedging Activities - Deferral of the Effective Date, which amends SFAS 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (that is, January 1, 2001 for companies with calendar-year fiscal years).
          SFAS 133 requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The Company does not expect SFAS 133 to have a material impact on its financial position or results of operations.

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

          In July 1999, EUA filed an application under the Public Utility Holding Company Act with the Securities and Exchange Commission (SEC) requesting authorization for Eastern Edison to transfer all of Eastern Edison's investment in Montaup's securities, including Montaup's preferred stock, common stock and debenture bonds, to EUA. Montaup would then become a wholly-owned subsidiary of EUA. Also related to this transfer, Eastern Edison filed a Petition for Approval of the transfer or Request for Alternative Findings of No Jurisdiction with the Massachusetts Department of Telecommunications and Energy (MDTE). A public hearing was held at the MDTE on October 18, 1999 at which no one from the public intervened. Eastern Edison is awaiting a decision from the MDTE on its petition, and expects it will receive SEC approval shortly thereafter.

          In July 1999, in connection with Entergy Nuclear Generation Company's (Entergy) acquisition of Pilgrim Station from Boston Edison, Montaup agreed to buy out its power purchase agreement (approximately 73 mw) with Boston Edison. As a condition of the buy-out, Montaup entered into a reduced term power purchase contract for Pilgrim Station power with Entergy. Accordingly, Montaup has recorded on EUA's Consolidated Balance Sheet as of September 30, 1999, a regulatory asset of approximately $113.4 million, a corresponding current regulatory liability of $105.6 million, and a long-term regulatory liability of $7.8 million.

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

          The non-operating owners of Millstone 3 claim that Northeast and its subsidiaries failed to comply with NRC regulations, failed to operate the facility in accordance with good utility operating practice and attempted to conceal their activities from the non-operating owners and the NRC. The arbitration and lawsuits seek to recover costs associated with replacement power and operation and maintenance (O&M) costs resulting from the shutdown of Millstone 3. The non-operating owners conservatively estimate that their losses exceed $200 million. In December 1997, Northeast filed a motion to dismiss the non-operating owners' claims, or alternatively to stay the pending lawsuit until after the resolution of the arbitration case. These requests were denied in July 1998. In May 1999, Northeast filed a request for summary judgement in the arbitration case. This request was denied in July 1999. In May 1999, all parties entered into a Alternative Dispute Resolution Agreement and began mediation sessions in an effort to reach a settlement of all issues. Montaup understands that Northeast and its subsidiaries, the Connecticut Light and Power Company and Western Massachusetts Electric Company have agreed in principle with New England Power Company (NEP) a subsidiary of New England Electric System, to settle various arbitration and litigation claims asserted by NEP, Montaup and the other non-operating owners of Millstone 3. A settlement on comparable terms has been offered to Montaup. Montaup will give serious consideration to the advisability of the settlement as proposed.

          Montaup paid its share of Millstone 3's O&M expenses during the prolonged outage on a reservation of right basis. The fact that Montaup paid these expenses is not an admission of financial responsibility for expenses incurred during the outage.

          Given the recent settlement offered to Montaup, the Company does not expect the outcome of these proceedings to have a material effect on its operating results or financial position.

          Maine Yankee:

          Montaup has a 4.0% equity ownership in the permanently closed Maine Yankee nuclear plant. Montaup's share of the total estimated costs for the permanent shutdown, decommissioning, and recovery of the remaining investment in Maine Yankee is approximately $26.5 million and is included with Other Liabilities on the Consolidated Balance Sheet as of September 30, 1999. Also, due to recoverability, a regulatory asset has been recorded for the same amount and is included with Other Assets.

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

          On November 28, 1997, the Secondary Purchasers sent a Notice of Initiation of Arbitration to the equity owners of Maine Yankee, which was denied by a Maine judge on April 7, 1998. The judge indicated that the jurisdictional question should be first decided by FERC. On December 15, 1997, the equity owners as a group filed at FERC a Complaint and Petition for Investigation, Contract Modification, and Declaratory Order. A separately negotiated Settlement Agreement filed with FERC on February 5, 1999, was approved by FERC and made effective on June 1, 1999. This settlement resolved issues raised by the Secondary Purchasers by limiting the amount they will pay for decommissioning and settling other points of contention. The outcome of these recent settlements will not have a material effect on EUA's future operating results or financial position.

          On August 4, 1998, the Maine Yankee Board of Directors selected Stone & Webster Engineering Corporation to execute a $250 million contract for the decommissioning and decontamination of Maine Yankee. The decommissioning plan includes an option for Stone & Webster to repower the Maine Yankee site with a gas-fired plant.

          Vermont Yankee:

          Montaup has a 2.5% equity ownership interest in the 540-mw Vermont Yankee nuclear unit. On October 15, 1999, Vermont Yankee accepted a bid from AmerGen Energy Company for AmerGen to purchase the unit for approximately $23.5 million. As part of the agreement, Vermont Yankee will make a one-time payment to the unit's decommissioning fund, and AmerGen will assume responsibility for all future operating costs and costs to decommission the plant at the end of its operating licence in 2012. Vermont Yankee expects to complete this sale by mid-2000. This transaction is subject to approvals from the NRC, the SEC, and the Vermont Public Service Board.

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

          Environmental Matters

          During the second quarter of 1999, EUA identified four new sites related to the production of manufactured gas at which certain environmental conditions may exist. Three sites are associated with Blackstone and one site is associated with Eastern Edison. EUA has conducted a preliminary assessment of the potential cost of remediation at these sites. An engineering model was recently obtained by the Company to provide the estimated potential costs. Since site specific studies have not yet been performed, EUA has recorded a minimum liability for each of these sites based on this engineering model to recognize risk assessment, monitoring, and legal and administrative costs.

          In addition, EUA has recorded estimated environmental remediation liabilities for two previously-identified manufactured gas plant sites associated with Blackstone. The sites are the Tidewater site, the location of a former electric generating station, and manufactured gas plant in Pawtucket, Rhode Island, and the Hamlet Avenue Site, a former manufactured gas plant site located in Woonsocket, Rhode Island. Estimates were not previously recorded for these locations since site-specific studies had not been completed and a reliable engineering model deemed essential to develop a reasonable estimate was not previously available.

          With respect to the Tidewater site, EUA completed its site investigation study during the third quarter of 1999 to determine the nature and extent of contamination and has determined that extensive elevated levels of hazardous substances are present in the surface and subsurface. The Hamlet Street site assessment has not yet been finalized. However, the assessment conducted to date has determined that varying degrees of hazardous substance are present at that site.

          In the third quarter of 1999, a total estimated remediation liability of $21.2 million was recorded as a long-term liability with a corresponding charge to a regulatory asset on the Consolidated Balance Sheet. Blackstone and Eastern Edison are currently recovering certain environmental cleanup costs in rates. In addition, the Company will seek recovery of certain costs from its insurance carriers and other possible responsible parties. The Company expects, based on prior regulatory approvals, to recover such costs in future rates. As a result, the Company does not believe that the ultimate impact of the cleanup costs associated with these sites will be material to the results of its operations or its financial position.

Note D -  Financial Information by Business Segment:

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

          Corporate results include the operations of EUA Service and EUA Parent. EUA does not have any intersegment revenues. Financial data for the business segments are as follows (000's):

                                Three Months Ended      Nine Months Ended
                                September 30, 1999      September 30, 1999
                                Operating      Net      Operating      Net
                                Revenues     Income     Revenues     Income
    Core Electric               $125,204     $12,352     $374,504     $26,675
    Energy Related                16,519      (1,415)      39,539      (2,749)
    Corporate                                    790                      500
         Subtotal                141,723      11,727      414,043      24,426
      Energy Related
          Asset Adjustments                                           (15,696)
         Total                  $141,723     $11,727     $414,043      $8,730

                                Three Months Ended      Nine Months Ended
                                September 30, 1998      September 30, 1998
                                Operating      Net      Operating     Net
                                Revenues     Income     Revenues     Income
    Core Electric               $120,460     $8,602     $361,008     $26,710
    Energy Related                15,573        155       44,377        (731)
    Corporate                                   455                      222
         Total                  $136,033     $9,212     $405,385     $26,201


Item 2.     Management's Discussion and Analysis of Financial Condition and
                      Results of Operations

     The following is Management's discussion and analysis of certain significant factors affecting the Company's earnings and financial condition for the interim periods presented in this Form 10-Q.

Merger Update

     On February 1, 1999, EUA and New England Electric System (NEES) announced a merger agreement under which NEES will acquire all outstanding shares of EUA for $31 per share in cash. The merger agreement, which is subject to the approval of various regulatory agencies, values EUA's equity at approximately $634 million, which represents a 23% premium above the price of EUA shares on December 4, 1998, the last trading day before other regional merger announcements affected EUA's share price. EUA shareholders will continue to receive dividends at the current level, as declared by the Board of Trustees, until the closing of the merger.

     The closing of the merger is expected to occur by early 2000. The merger agreement contains an upward price adjustment in the event the merger does not close within six months from May 17, 1999, the date EUA shareholders approved the merger plan. Therefore, after November 17, 1999, NEES will pay an additional $0.003 per day per share for EUA's outstanding common stock until the merger closes, up to a maximum price of $31.495 per share.

     On May 5, 1999, EUA and NEES filed a joint application with the Federal Energy Regulatory Commission (FERC) seeking FERC approval and related waivers or authorizations to merge EUA and NEES and to subsequently merge and consolidate the complimentary operating companies of EUA and NEES. With its approval on September 29, 1999, FERC concluded that the proposed merger will not adversely affect competition, rates or regulation, and that the merger is in the public's best interest.

     On May 20, 1999, EUA and NEES jointly filed a rate consolidation plan with the Rhode Island Public Utilities Commission reflecting consolidated rates for each company's Rhode Island subsidiaries, indicating savings to Rhode Island customers of approximately $79 million. Hearings are scheduled to start in December 1999. A similar filing was made for EUA's and NEES's Massachusetts subsidiaries on April 30, 1999 with the Massachusetts Department of Telecommunications and Energy (MDTE) indicating savings of over $100 million. A settlement agreement on the Massachusetts filing is expected shortly.

     On July 19, 1999, a Voluntary Early Retirement Program (VERP) was offered to certain of EUA's and NEES's employees who will be at least fifty-five years of age by December 31, 2000. The VERP offer was accepted by 82% of eligible employees. On October 12, 1999, details of a Severance Plan were distributed. The Severance Plan will provide benefits and provisions for eligible non-union employees who are involuntarily terminated due to the merger. At the same time, the Company also offered a Limited Hardship Early Decision Severance Plan (LHEDO) to designated non-union employees who choose to terminate their employment with EUA rather than be considered for a position in the merged company. Employees who were offered the LHEDO must decide if they will accept the offer by November 29, 1999. Under the LHEDO, employees will receive an additional eight weeks of severance pay for accepting the offer. At this time, EUA cannot reasonably estimate the participation in the LHEDO. Therefore, expenses related to this plan have not yet been recorded.

Overview

     Consolidated Net Earnings for the third quarter of 1999 were approximately $11.7 million compared to approximately $9.2 million in the third quarter of 1998. Net Earnings contributions by Business Unit for the third quarter of 1999 and 1998 were as follows (000's):

                                                     Increase
                                  1999     1998     (Decrease)
Core Electric Business          $12,352   $8,602     $3,750
Energy Related Business          (1,415)     155     (1,570)
Corporate                           790      455        335
     Consolidated               $11,727   $9,212     $2,515

     Consolidated Net Earnings for the nine months ended September 30, 1999 were $8.7 million compared to $26.2 million for the same period of 1998. The year-to-date 1999 earnings include the impact of non-recurring after-tax charges of approximately $15.7 million, related to the discontinuance of certain of EUA's energy related activities, discussed below. Net Earnings contributions by Business Unit for the first nine months of 1999 and 1998 were as follows (000's):

                                                    Increase
                                 1999     1998     (Decrease)
Core Electric Business          $26,675   $26,710       $(35)
Energy Related Business          (2,749)     (731)    (2,018)
Corporate                           500       222        278
     Subtotal                   $24,426   $26,201    $(1,775)
Energy Related Asset
   Adjustment                   (15,696)             (15,696)
     Consolidated               $ 8,730   $26,201   $(17,471)

Energy Related Asset Adjustments

     The year-to-date 1999 results include non-recurring after-tax charges made in the second quarter of 1999 of $15.7 million, or 77 cents per common share, related to the discontinuance of certain of EUA's energy related activities. These charges were consistent with EUA's efforts in evaluating its investments in energy related projects, and were a result of several pending sales offers and completed sales for its interest in certain of these investments. These non-recurring charges have settled future uncertainty associated with these investments and are as follows:

    - EUA BIOTEN has executed an agreement with the management of BIOTEN G.P. to, among other things, extend the right of its management to purchase BIOTEN G.P.'s assets. As a result, EUA Energy Investment recorded an after-tax charge to its earnings of approximately $9.4 million in the second quarter of 1999.

    - On September 30, 1999 EUA Energy Investment sold certain of RENOVA LLC's
      assets to its management.   Due to after-tax charges of approximately
      $3.5 million recorded for this anticipated sale in the second quarter of 1999 based on a tentative agreement, this transaction did not have an impact on third quarter 1999 earnings.

    - On August 30, 1999, EUA TransCapacity, sold all of its assets in TransCapacity L.P. and dissolved the TransCapacity Partnership. EUA Energy Investment will not have any further obligations or commitments to TransCapacity L.P., its employees, or its successor. The after-tax loss of $900,000 on this transaction was offset by previously-established reserves at EUA's parent company.

    - As of June 28, 1999, the management of EUA Cogenex decided to divest certain of its businesses and activities including EUA Citizens Conservation Services, Inc., and the EUA DAY and DayMetrix divisions.
      EUA Cogenex has received an offer from the management of the EUA DAY division to purchase the business and assets of EUA Day from EUA Cogenex. This offer is still pending. EUA Cogenex anticipates closing this sale by the end of 1999. EUA Cogenex recorded an after-tax charge of $2.9 million in the second quarter of 1999 as a result of this anticipated sale and cessation of continued development of the DayMetrix division.
      In addition, EUA Cogenex has hired an investment banker to assist in the
      possible sale of EUA Citizens Conservation Services, Inc.   There can be
      no assurance that EUA Cogenex will consummate a sale of EUA Citizens.

Earnings by Business Unit

     The earnings contribution of the Core Business Unit increased by approximately $3.8 million in the third quarter and were relatively unchanged in the year-to-date period of 1999. Significant increases in primary kilowatthour sales mitigated the impacts of rate reductions pursuant to approved utility restructuring agreements in both the third quarter and year-to-date periods. Warmer weather in this year's third quarter and the continued strength of the regional economy resulted in 8.2% and 4.7% increases in kilowatthour sales for the quarter and year-to-date periods, respectively. Also impacting earnings was the decrease in interest expense in both the third quarter and year to date periods since Eastern Edison redeemed all of its remaining First Mortgage Bonds in July of 1999.

     Net losses of the Energy Related Business Unit increased by approximately $1.6 million in the third quarter and approximately $2.0 million in the year-to-date period compared to the same periods of 1998. EUA Cogenex posted a loss of approximately $200,000 in the third quarter of 1999, compared to earnings of approximately $400,000 in the third quarter of 1998. Excluding the charge of $2.9 million recorded in the second quarter of 1999 related to the pending sale of EUA Day and the cessation of the development of DayMetrix, operating losses at EUA Cogenex were $1.2 million in the year-to-date period of 1999 compared to minimal earnings in the same period of 1998 as a result of decreased project sales in both periods.

     EUA Energy Investment generated losses of $2.2 million and $4.4 million for the third quarter and year-to-date periods, respectively, approximately $900,000 and $800,000 greater than the losses generated in the respective periods of 1998. On August 30, 1999, EUA TransCapacity, sold all of its assets in TransCapacity L.P. and dissolved the TransCapacity Partnership. EUA Energy Investment will not have any further obligations or commitments to TransCapacity L.P., its employees, or its successor. The after-tax loss of $900,000 on this transaction was offset by previously-established reserves at EUA's parent company. Therefore, consolidated operating results were not impacted by this transaction. Excluding this transaction, EUA Transcapacity's net losses decreased $300,000 in the third quarter and $500,000 in the year-to-date period as a result of decreased operating activity. In addition, on September 30, 1999, EUA Energy Investment sold certain assets of Renova LLC
to its management.   Due to after-tax charges of approximately $3.5 million
recorded for this sale in the second quarter of 1999 based on a tentative agreement, this transaction did not have an impact on third quarter 1999 earnings. Renova's operating net losses increased $400,000 in the third quarter and $600,000 in the year-to-date periods as compared to the same periods of 1998.

     The changes in the Corporate business unit's earnings contribution in the third quarter and year-to-date periods reflect the utilization of previously established reserves for the loss on the sale of Transcapacity L.P. in the third quarter of 1999, discussed above. These increases were offset by interest expense on increased short term borrowings used to partially finance Eastern Edison's redemption of its First Mortgage Bonds in July of 1999.

Operating Revenues

     Operating Revenues for the third quarter of 1999 increased by approximately $5.7 million or 4.2% when compared to the same period of 1998. Revenues by Business Unit operations were as follows (000's):

                                                     Three Months Ended
                                                       September 30,

                                                                  Increase
                                             1999        1998    (Decrease)

     Core Electric Business                $125,204    $120,460    $4,744
     Energy Related Business                 16,519      15,573       946
     Corporate                                    0           0         0
          Consolidated                     $141,723    $136,033    $5,690

     Core Electric Business revenues increased approximately $4.7 million in the third quarter of 1999 as compared to the same period of 1998. Generation-related revenues increased approximately $1.9 million as a result of the assignment of entitlements from certain power contracts to third parties and associated repurchases and sale of energy to satisfy standard offer requirements. This increase was compounded by the implementation of increased wholesale standard offer rates and offset by a reduction in contract termination charge rates, effective January 1, 1999 and April 1, 1999 respectively. Distribution-related revenues increased approximately $2.9 million primarily due to the impacts of increased kWh sales of 8.2% for the period.

     Revenues of the Energy Related business unit increased by approximately $900,000 in the third quarter of 1999 compared to the same period of 1998. Increases at Citizens, Cogenex-Canada, Cogenex West and the Cogenex Partnerships aggregating $4.0 million as a result of recently completed projects were offset by decreased project sales at the Cogenex Division and EUA Day of approximately $3.0 million.

     Operating Revenues for the first nine months of 1999 increased by approximately $8.7 million or 2.1% when compared to the same period of 1998. Operating Revenues by Business Unit for the first nine months of 1999 and 1998 were as follows (000's):

                                             Nine Months Ended September 30,


                                                                 Increase
                                          1999         1998     (Decrease)

     Core Electric Business              $374,504    $361,008     $13,496
     Energy Related Business               39,539      44,377      (4,838)
     Corporate                                  0           0           0
          Consolidated                   $414,043    $405,385      $8,658

     Core Electric Business revenues increased approximately $13.5 million for the first nine months of 1999 when compared to the same period of 1998. Generation-related revenues increased approximately $13.1 million as a result of the aforementioned repurchases of energy. Offsetting this increase were impacts of rate reductions to Massachusetts retail customers, pursuant to electric industry restructuring legislation and settlements effective March 1, 1998. An additional reduction in wholesale rates resulted from the implementation of lower contract termination charge rates, offset by increased standard offer rates. Distribution-related revenues decreased approximately $600,000. The net impacts of restructured rates in Massachusetts for a full period were partially offset by the impacts of increased kWh sales for the period.

     Revenues of the Energy Related business unit decreased by approximately $4.8 million in the nine months ended September 1999 compared to the same period of 1998. Energy savings project sales, paid from savings, and note and lease projects sales of the EUA Cogenex division decreased approximately $6.7 million in aggregate. In addition, decreased revenues of the EUA Cogenex Partnerships and EUA Day aggregating $3.4 million were offset by increased revenues from Citizens, Cogenex-Canada and Cogenex West amounting to approximately $4.6 million. An increase in Renova revenues of approximately $300,000 further offset this decrease.

Kilowatthour (kWh) Sales

     Kilowatthour (kWh) sales increased 8.2% in the third quarter of 1999 and 4.7% in the year-to-date period of 1999 as compared to the same periods of 1998, largely the result of strong economic conditions in EUA's service territory and warmer weather in 1999, particularly during the months of August and September 1999. These changes were led by 10.5% and 7.3% increases in sales to residential customers and 7.5% and 4.8% increases in sales to commercial customers in the third quarter and year-to-date periods, respectively.

Operations Expense

     Fuel and Purchased Power expenses, increased approximately $9.3 million, or 17.7% in the third quarter of 1999 as compared to the same period of 1998. This increase was primarily due to the aforementioned assignment of entitlements from certain power contracts which resulted in repurchases of energy to satisfy standard offer requirements. This increase was compounded by an 8.2% increase in kWh sales in the third quarter of 1999. For the year-to-date period, Fuel and Purchased Power expenses increased approximately $28.5 million, or 18.0%. The requirement to satisfy standard offer needs discussed above, compounded by a 4.7% increase in kWh sales contributed to this increase.

     Other Operation and Maintenance (O&M) expenses decreased by approximately $2.7 million or 6.0% and $8.2 million or 6.4% for the third quarter and the nine months ended September 30, 1999, respectively, as compared to the same periods in 1998. Total O&M expenses are comprised of three components:
Direct, Indirect and Energy Related.

     Direct expenses of the Core and Corporate Business units decreased by approximately $2.5 million in the third quarter of 1999 and by $1.2 million for the year-to-date period of 1999 as compared to the same periods of 1998. The third quarter change is primarily due to decreased expenses since the sale of Montaup's Somerset plant in April 1999. In the year-to-date period, these decreases were offset by the impacts of adjustments to 1998 employee incentive plan accruals in the first quarter of 1999 and non-recurring expense credits related to billings to Maine utilities for EUA's storm restoration support in February of 1998.

     Indirect expenses, items over which there is limited short-term control or items which are fully recovered in rates, decreased approximately $2.7 million in the third quarter and $5.9 million in the year-to-date period as compared to the same periods of 1998. Conservation and load management (C&LM) expenses decreased approximately $700,000 and $1.5 million in the respective periods. In addition, jointly-owned units expenses decreased approximately $1.6 million and $4.1 million, respectively, largely due to decreased expenses of Canal 2 after the sale of the unit in December 1998. In addition, FAS106 expenses decreased by approximately $400,000 in both the third quarter and year-to-date periods, respectively.

     Expenses of the Energy Related Business Unit increased approximately $2.5 million in the third quarter of 1999. This change was the result of increases at Citizens, Cogenex-Canada and the Cogenex Partnerships aggregating approximately $3.7 million as a result of increased operating activity in the quarter. This increase was partially offset by decreased expenses of the Cogenex Division of approximately $800,000. The effects of decreased operating activity at the Cogenex Division and EUA Day were mitigated by increased bad debt, pension and benefit expenses in the third quarter of 1999. Energy related expenses decreased $1.1 million in the year-to-date period. Decreases at the Cogenex Division, the Cogenex Partnerships and EUA Day aggregated approximately $4.5 million. In addition, expenses at Transcapacity decreased $300,000 due to its decreased operating activity and the sale of the Transcapacity L.P. in August 1999. These decreases were largely due to decreased operating activity, partially offset by increased salaries, bad debt and benefits expenses. Offsetting these decreases were increased expenses at EUA Citizens, Cogenex Canada and Cogenex West aggregating approximately $3.9 million due to increased operating activity in the year-to-date period.

Depreciation and Amortization Expense

     Depreciation and Amortization expense decreased approximately $2.6 million or 20.3% in the third quarter and $5.2 million or 13.3% in the nine-month period ended September 30, 1999 when compared to the same periods of last year. These decreases were due largely to decreased depreciable property, particularly after the sale of Montaup's 50% ownership of the Canal Unit 2 generating station in December of 1998 and the sale of the Somerset Generating Station in April of 1999, and further impacted by decreased depreciation at EUA Cogenex.

Taxes - Other Than Income

     Taxes - Other Than Income decreased approximately $800,000 or 13.7% in the third quarter of 1999 and approximately $1.4 million or 7.9% in the year-to-date period of 1999 as compared to the same periods of 1998 as a result of decreased property taxes after the sale of Montaup's Somerset Generating Station in April of 1999 and Montaup's 50% ownership of the Canal Unit 2 Generating Station in December of 1998.

Income Taxes

     EUA's effective income tax rate for the nine months ended September 30, 1999 was approximately 45.8% compared to 40.3% for the same period of 1998. This increase reflects the impact of accelerated reversal of timing differences pursuant to restructuring settlement agreements.

Other Income - Net

     Other Income and (Deductions) - Net excluding energy related asset adjustments, decreased by $800,000 in this year's third quarter and approximately $400,000 in the year-to-date period as compared to same periods of 1998. These decreases were due to decreased interest income at EUA Cogenex in both the third quarter and year-to-date periods. In addition, the year-to-date change was the result of general business liability adjustments recorded by EUA's parent company in the first quarter of 1998. These changes were partially offset by the impacts of decreased expenses at Eastern Edison related to the Massachusetts referendum to repeal deregulation legislation in 1998.

Net Interest Charges

     Net Interest charges decreased by approximately $1.3 million or 14.5% in the third quarter of 1999 and $3.4 million or 12.1% in the year-to-date period as compared to the respective periods of 1998. Interest on long term debt principally decreased as a result of Eastern Edison's redemption of all of its First Mortgage Bonds in July 1999, its $35 million 7.78% Secured Medium Term Notes in August 1999, and the maturities of its $20 million First Mortgage Bonds in May of 1998 and $40 million First Mortgage Bonds in July of 1998.

Liquidity and Sources of Capital

     The EUA system's need for permanent capital is primarily related to investments in facilities required to meet the needs of its existing and future customers.

     Traditionally, cash construction requirements not met with internally generated funds are obtained through short-term borrowings which are ultimately funded with permanent capital. In July 1997, several EUA System companies entered into a three-year revolving credit agreement allowing for borrowings in aggregate of up to $145 million from all sources of short-term credit. As of September 30, 1999, various financial institutions have committed up to $75 million under the revolving credit facility. In addition to the $75 million available under the revolving credit facilities, EUA System companies maintain short-term lines of credit with various banks totaling $90 million for an aggregate amount available of $165 million. Eastern Edison and Montaup are negotiating a new $60 million unsecured revolving credit facility. Outstanding short-term debt at September 30, 1999 and December 31, 1998 by Business Unit was as follows (000's):

                           September 30, 1999       December 31, 1998

     Core Electric Business      $20,860                  $2,220
     Energy Related Business       9,758                  19,354
     Corporate                    86,850                  42,000
          Consolidated          $117,468                 $63,574

     In April 1999, Montaup completed the sale of its Somerset Station to NRG Energy Inc. for approximately $55 million. In July 1999, Montaup used the proceeds from this sale to redeem $54.8 million of its outstanding securities wholly-owned by Eastern Edison. Eastern Edison used these proceeds along with a capital contribution from EUA to redeem $40 million of 8%, $40 million of 6 7/8%, and $8 million of 6.35% First Mortgage and Collateral Trust Bonds.

     In July 1999, EUA filed an application under the Public Utility Holding Company Act with the Securities and Exchange Commission (SEC) requesting authorization for Eastern Edison to transfer all of Eastern Edison's investment in Montaup's securities, including Montaup's preferred stock, common stock and debenture bonds, to EUA. Montaup would then become a wholly-owned subsidiary of EUA. Also related to this transfer, Eastern Edison filed a Petition for Approval of the transfer or Request for Alternative Findings of No Jurisdiction with the MDTE. A public hearing was held at the MDTE on October 18, 1999 at which no one from the public intervened. Eastern Edison is awaiting a decision from the MDTE on its petition, and expects SEC approval shortly thereafter.

     For the nine months ended September 30, 1999 internally generated funds available after the payment of dividends amounted to approximately $100.0 million while the EUA System's cash construction requirements amounted to approximately $39.1 million for the same period. Various laws, regulations and contract provisions limit the use of EUA's internally generated funds such that the funds generated by one subsidiary are not generally available to fund the operations of another subsidiary.

Electric Utility Industry Restructuring

     Legislation enacted in Rhode Island in 1996 and Massachusetts in 1997 along with approved electric utility industry restructuring settlement agreements in both states and at the federal level, granted EUA's Rhode Island and Massachusetts electric customers with choice of electricity supplier and rate reductions commencing January 1, 1998 and March 1, 1998, respectively. Until a customer chooses an alternative supplier, that customer will receive standard offer service from the retail distribution company. Blackstone and Newport are required to arrange for standard offer service through December 31, 2009 and Eastern Edison must arrange for this service through February 28, 2005. Under the approved settlement agreements, Montaup had guaranteed standard offer supply at a fixed price schedule for the duration of the standard offer periods and Blackstone, Newport and Eastern Edison agreed to subject their standard offer requirements to a competitive bidding process in which competitive suppliers would bid against the guaranteed price. Through its successful divestiture process, combined with a competitive bidding process conducted in late 1998, Montaup has assigned 100% of its standard offer obligation. A majority of this standard offer assignment became effective January 1, 1999; the remainder became effective on September 1, 1999 with the closing of the transfer of power purchase agreements to Constellation Power Source Inc. (Constellation), see Generation Divestiture below. The guaranteed standard offer price will increase over time to encourage customers to leave standard offer service and enter the competitive power supply market.

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

Generation Divestiture

     By the end of 1998, pursuant to settlement agreements approved by federal and state regulators, Montaup signed agreements to sell all of its non-nuclear power generation assets and power purchase agreements to various non-affiliated parties in connection with electric utility restructuring undertaken in Massachusetts and Rhode Island. At the end of 1998, Montaup sold several diesel-powered generating units (totaling approximately 16 mw) owned by Newport to Illinois-based Wabash Power Equipment Company for approximately $1.4 million and its 50% share (approximately 280 mw) of Unit 2 of the Canal generating station in Sandwich, Massachusetts to Southern Energy Canal, LLC an indirect subsidiary of The Southern Company, for approximately $75 million. On April 7, 1998, Montaup entered into an agreement to transfer power purchase contracts for approximately 170 mw of output from Ocean State Power I and Ocean State Power II to TransCanada Power Marketing Ltd., an indirect subsidiary of TransCanada Pipelines Limited; the transfer was effective June 1, 1999. On December 21, 1998, Montaup entered into an agreement to transfer purchase power contracts totaling approximately 177 mw to Constellation Power Source, Inc., a wholly-owned affiliate of the Baltimore Gas and Electric Company; the transfer became effective on September 1, 1999. On April 26, 1999, Montaup completed the sale of its 170 mw Somerset Generating Station, located in Somerset, Massachusetts, to Somerset Power, LLC, a direct subsidiary of NRG, Inc., for approximately $55 million. In June of 1999, Montaup completed the sale of its and Newport's combined 2.6% (approximately 16 mw) share of the W.F. Wyman Unit 4 in Yarmouth, Maine to FPL Energy Wyman IV LLC, an indirect subsidiary of the Florida-based FPL Group, Inc for $2.4 million. Also in June of 1999, Blackstone sold its hydroelectric facility in Pawtucket, Rhode Island (approximately 1 mw) to Putnam Hydropower LLC, an affiliate of Pawtucket Hydropower Inc.

     In July 1999, in connection with Entergy Nuclear Generation Company's (Entergy) acquisition of Pilgrim Station from Boston Edison, Montaup agreed to buy out its power purchase agreement (approximately 73 mw) with Boston
Edison. As a condition of the buy-out, Montaup entered into a reduced term power purchase contract for Pilgrim Station power with Entergy. Accordingly, Montaup recorded on EUA's Consolidated Balance Sheet as of September 30, 1999, a regulatory asset of approximately $113.4 million, a corresponding current regulatory liability of $105.6 million, and a long-term regulatory liability of $7.8 million.

     In October 1999, Vermont Yankee agreed to the sell the 540-mw nuclear unit to AmerGen Energy Company for approximately $23.5 million. Montaup has a 2.5% (12 mw) equity ownership interest in the unit. As part of the agreement, Vermont Yankee will make a one-time payment to the unit's decommissioning fund, and AmerGen will assume responsibility for all future operating costs and costs to decommission the plant at the end of its operating license in 2012. Vermont Yankee expects to complete this sale by mid-2000.

     Montaup also has agreed to sell its ownership interest in the Seabrook Station nuclear power plant to Little Bay Power Corporation, a subsidiary of BayCorp Holdings, Ltd. Montaup has received all federal and state approvals and expects to close on this sale later in 1999. EUA's only remaining generating capacity is approximately 58 mw from its ownership share of the Millstone 3 nuclear facility. EUA ultimately intends to sell and/or transfer its interest in Millstone 3. All of the sale and contract transfer agreements are subject to federal and/or state regulatory approvals, including that of the NRC with respect to the sale of nuclear units.

The Year 2000 Issue

     On June 30, 1999, EUA reported to the North American Electric Reliability Council (NERC) that all of its mission critical systems were Year 2000 ready, consistent with the recommended industry schedule published by NERC. The EUA Year 2000 Program addressed the potential impact on computer systems and embedded systems and components resulting from a common software program code convention that utilized two digits instead of four to represent a year. If not addressed, the year 2000 could have been systemically recognized as the year 1900, causing system or equipment failures or malfunctions, and ultimately resulting in disruptions to Company operations. This disclosure constitutes a Year 2000 Statement and Readiness Disclosure. It is subject to the protections afforded it as such by the Year 2000 Information and Readiness Disclosure Act of 1998.

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

     Based on work completed as of December 31, 1998, the following types and quantities of date sensitive information technology (IT) systems were identified and remediated:

     >Central Applications: 54 date sensitive items consisting of centralized computing software that addressed major business and operational needs were identified; 67% required repair or replacement.

     >Server Based Networks: 22 date sensitive items consisting of networked applications, as well as supporting computing and communications equipment were identified; 55% required repair or replacement.

     >Desktops: 48 categories of items typically consisting of personal computer hardware and software were identified; 52% of such categories required repair or replacement.

     >Infrastructure: 44 items consisting of components of central IT operations (e.g., the mainframe computer, its operating system and centralized database) were identified; 57 % required repair or replacement.

     >Embedded Systems and Components: 3,977 items were identified; 96.3% were Y2K ready or inert. 3.7% were tested -- none failed.

     EUA utilized a four phase approach to address IT issues. The four phases were: Analysis, Remediation, Unit Testing and Integration Testing. The Analysis phase consisted of two stages. The first stage consisted of conducting an inventory of all products, applications and systems, department by department. The second stage consisted of an assessment of the risk (potential impact and likelihood of failure) of each item identified in the inventory. Items identified as not being Year 2000 ready were repaired or replaced during the Remediation phase. The Unit Testing phase involved testing at the module, program and application levels to assure that each such item functioned properly after repair or replacement. Finally, in the Integration Testing phase, dates were moved ahead, data were aged, and all date conditions pertinent to each application or product were tested "end-to-end" to assure that each item was tested in its final complete environment. As of June 30, 1999, each phase described above was 100% completed and all mission critical systems were Year 2000 ready. All mission critical non-information services systems (i.e., embedded systems and components) were also 100% Year 2000 ready as of that date as well.

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

Costs to Address EUA's Year 2000 Issues:

     Through September 30, 1999, EUA has incurred costs of approximately $6.9 million to address Year 2000 issues, including approximately $4.3 million of non-incremental labor, $1.2 million of capital expenditures and $1.4 million of consulting and other costs. The company estimates it will incur additional costs approximating $1.1 million during the period October 1, 1999 through March 31, 2000, to complete its Year 2000 Program including approximately $700,000 of non-incremental labor and $400,000 of consulting and other costs.

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

Year 2000 Contingency Plans:

     Contingency planning teams consisting of managers and employees experienced in system reliability, disaster recovery and risk were established and made responsible for developing contingency plans. The overall strategy was to identify Year 2000 risks, both internal and external to EUA, that could have a material impact on EUA's operations or financial well-being. For such risks, formal, written contingency plans were created. Preliminary plans were developed in March, 1999 and final contingency plans were in place and ready to implement as of June 30, 1999.

     In addition to the contingency plans described above which are designed to ensure a rapid recovery from any Year 2000 related failures, EUA has also developed a formal, written Implementation Plan. The purpose of this plan is to ensure that the activities necessary to maintain a clean systems environment from July 1, 1999 through the transition weekend and into the year 2000 are properly planned for, appropriately communicated throughout the company, and understood by those responsible for performing the various tasks. This plan includes provisions for additional staffing during the transition weekend to monitor mission critical systems and to resolve any Year 2000 issues which might arise. The Implementation Plan was in place as of June 30, 1999.

Summary:

     The amount of effort and resources necessary to address Year 2000 issues and make EUA Year 2000 ready has been significant. There are currently dedicated teams in place, guided by a formal implementation plan, to ensure EUA remains Year 2000 ready through the remainder of 1999 and into the next century. EUA's Year 2000 program has consistently been on schedule and in accordance with timetables and progress points published by NERC. This effort culminated with the June 30, 1999 reporting to NERC that EUA had achieved 100% Year 2000 readiness for all mission critical systems and embedded components. EUA has utilized independent, outside technical consultants and other experts to review and assess its Year 2000 efforts and status throughout the project. Their findings have validated the progress and status of the company's Year 2000 project and the achievement of Year 2000 readiness. Management is confident that EUA's Year 2000 project has been, and continues to be, well managed with the appropriate resources and plans in place to ensure the Company remains Year 2000 ready and positioned for a successful transition to the Year 2000.

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

Other

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

     On April 20, 1998, FERC accepted the NEPOOL Tariff conditional on NEPOOL's compliance with a number of issues raised by FERC. On July 22, 1998, NEPOOL made its compliance filing at FERC. The NEPOOL Tariff changes and amendments to the Restated NEPOOL Agreement included in the filing effected compliance with the Commission's April 20, 1998 Order. While there were a large number of changes in the filing, the principal areas of change relate to the addition in the NEPOOL Tariff of a separately available Internal Point to Point Service, the addition of a mechanism to allocate costs to update the regional transmission system, and the replacement of a Non-Use Charge with an In-Service Charge across interconnections. A settlement agreement was filed on April 7, 1999. An order accepting the settlement was received on July 30, 1999 and a compliance filing was made on September 28, 1999.

     To give market participants more choice and to foster competition, the restructured NEPOOL proposes the unbundling of electric service in the NEPOOL control area. The restructured NEPOOL calls for the development of competitive wholesale markets for installed capability, operable capability, energy, automatic generation control, and reserves. These wholesale products will be market-priced based on bid clearing pricing rather than the current cost-based pricing. Market participants will be able to meet their responsibility for these products by buying or selling these various services through bilateral transactions or through the regional power exchange that will be administered through the ISO. On October 29, 1997, FERC issued an order permitting implementation of the installed capability market, which occurred in April of 1998. On April 6, 1999, FERC issued an order approving market rules and on May 1, 1999, the remaining markets (operable capability, energy, automatic generation control and the reserve markets) were implemented.

     A Notice of Proposed Rulemaking by the FERC dated May 13, 1999 is proposing to amend its regulations under the Federal Power Act (FPA) to facilitate the formation of Regional Transmission Organizations (RTO's). FERC proposes to require that each public utility that owns, operates, or controls facilities for the transmission of electric energy in interstate commerce make certain filings with respect to forming and participating in an RTO.

     See "Note C - Commitments and Contingencies: Environmental Matters" for a discussion of newly identified sites where EUA could be joint and severally responsible for environmental cleanup costs.

Item 6.     Exhibits and Reports on Form 8-K

            (a)Exhibits - None.

            (b)Reports on Form 8-K - None filed in the quarter ended
               September 30, 1999.


                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Eastern Utilities Associates
                                                     (Registrant)



Date:  November 15, 1999               /s/ Clifford J. Hebert, Jr.
                                        Clifford J. Hebert, Jr., Treasurer
                                          (on behalf of the Registrant and
                                            as Principal Financial Officer)