Form 10-K405
period 1999-12-31
EASTERN UTILITIES ASSOCIATES
filed 2000-03-30
CIK 31224

Dear Shareholder,

In light of our imminent merger with New England Electric System (NEES), this is Eastern Utilities Associates' (EUA) final Annual Report to Shareholders, management's report to you outlining our stewardship of your investment.

Our plans for the future of EUA are simple and were announced on February 1, 1999. We are merging into New England Electric System (NEES), a much larger entity, as soon as all regulatory approvals are received. As of this writing, we anticipate receiving final approval and completing the merger very close to the time you will be receiving this report. Since November 17, 1999, the amount you will receive for your EUA shares has increased by $0.003 per share per day. As of March 31, 2000, the price you would receive was $31.405. A detailed discussion of what has transpired in the past year is included in the Annual Report on Form 10K to the Securities and Exchange Commission that is included with this letter.

In summary . . .
Since the merger was announced, activity has been nearly non-stop to ensure a smooth transition of EUA and its electric utilities into NEES and its utilities. A number of steps have been taken to merge the operational aspects of the two Systems. Staffing decisions are underway, and several EUA employees are included in the mix of executives and managers who will play a critical role in the new company.

Savings are expected to come from elimination of redundant positions when the merger is completed. A special voluntary early retirement program was accepted by 175 EUA employees and 37 at NEES; another 127 EUA employees took advantage of a voluntary severance package. This enabled Richard P. Sergel, NEES Chief Executive Officer, to announce in early February 2000 that all NEES and EUA employees who have chosen to go forward with the merged entity will have positions offered to them.

Customers of the EUA and NEES retail electric utilities in Massachusetts and Rhode Island will save from the merger. The consolidated rates planned when our Blackstone Valley and Newport Electric utilities merge into NEES's Narragansett Electric will save Rhode Island customers approximately $100 million through 2004. A negotiated settlement awaits approval by the Rhode Island Public Utilities Commission. In Massachusetts, customers of our Eastern Edison and NEES's Massachusetts Electric subsidiaries should save more than $170 million in the next 10 years based on a settlement filed with the Massachusetts Department of Telecommunications and Energy and now awaiting that agency's approval.

In addition to the merger activity, we are pleased to note that EUA continued to deliver electric service at the high levels of reliability, safety and customer satisfaction for which we have been known. Our year-long customer survey showed a customer satisfaction level of 84% -- higher than our neighboring utilities.

During the year, we also reduced our non electric utility business activities. EUA Cogenex, our energy management subsidiary, divested itself of its EUA Day division. EUA Energy Investment ended its BIOTEN, EUA
TransCapacity and Renova involvement. Along with these actions, our Montaup generation and transmission subsidiary, divested itself of its entire generation portfolio, except for a small portion of the Millstone 3 generating unit in Connecticut, as required under electric utility deregulation legislation in Massachusetts and Rhode Island.

The value of EUA is in its people. We have maximized that value for you, our shareholders, by creating one of the most efficient and lowest cost electricity providers in the region. With the completion of the merger, this dedicated team will be going in different directions -- many to New England Electric System, some to new careers, and some to retirement. No matter what direction these people go, they will know that they are going at the top of their game.

It truly has been our privilege to serve you.



/s/ Donald G. Pardus                  /s/ John R. Stevens
Donald G. Pardus                      John R. Stevens
Chairman and Chief Executive Officer  President and Chief Operating Officer


                   SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                             Form 10-K
  (Mark One)
        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1999
                                 OR
       [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                     Commission File Number 1-5366
                      Eastern Utilities Associates
            (Exact name of registrant as specified in its charter)


                   Massachusetts                     04-1271872
                  (State or other jurisdication     (I.R.S Employer
                   Incorporation or organization)    Identification No.)


                   750 W. Center Street
                   West Bridgewater, Massachusetts               02379
                   (Address of principal executive offices)   (Zip Code)

                   Registrant's telephone number: (508) 559-1000

              Securities registered pursuant to Section 12(b) of the Act:

             Title of Each Class:                    Name of each Exchange on
             Common Shares, par value $5 per share   which registered:
                                                     New York Stock Exchange
                                                     Pacific Stock Exchange

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

State the aggregate market value of the voting stock held by non-affiliates of the registrants. As of March 20, 2000:
                     Common Shares, $5 par value - $639,902,156

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Common Shares Outstanding at March 20, 2000:  20,435,997

               Documents Incorporated by Reference:  None


                   EASTERN UTILITIES ASSOCIATES
                 1999 Annual Report on Form 10-K
                        Table of Contents

Table of Contents. . . . . . . . . . . . . . . . . . . . . . . .I

GLOSSARY OF DEFINED TERMS. . . . . . . . . . . . . . . . . . . IV

                              PART I

Item 1.        BUSINESS. . . . . . . . . . . . . . . . . . . . .1
     Merger Update . . . . . . . . . . . . . . . . . . . . . . .1
     System Overview . . . . . . . . . . . . . . . . . . . . . .2
     General - Core Electric Business. . . . . . . . . . . . . .2

     Electric Utility Industry Restructuring . . . . . . . . . .5
       Generation Divestiture  . . . . . . . . . . . . . . . . .6

     General - EUA Cogenex . . . . . . . . . . . . . . . . . .  7
     General - EUA Energy Investment . . . . . . . . . . . . . 10

     Capital Requirements  . . . . . . . . . . . . . . . . . . 10

     Fuel for Generation . . . . . . . . . . . . . . . . . . . 11

     Nuclear Power Issues  . . . . . . . . . . . . . . . . . . 13
       General . . . . . . . . . . . . . . . . . . . . . . . . 13
       Decommissioning . . . . . . . . . . . . . . . . . . . . 14
       Millstone 3 . . . . . . . . . . . . . . . . . . . . . . 14
       Connecticut Yankee. . . . . . . . . . . . . . . . . . . 15
       Maine Yankee . . . . . .  . . . . . .  . . . . . . . .  16
       NRC Oversight . . . . . . . . . . . . . . . . . . . . . 17

     Public Utility Regulation . . . . . . . . . . . . . . . . 17

     Rates   . . . . . . . . . . . . . . . . . . . . . . . . . 18
       FERC Proceedings - Transmission . . . . . . . . . . . . 19
       FERC Proceedings - Supply . . . . . . . . . . . . . . . 19
       Rhode Island Proceedings  . . . . . . . . . . . . . . . 20
       Massachusetts Proceedings . . . . . . . . . . . . . . . 23

     Environmental Regulation  . . . . . . . . . . . . . . . . 25
       General . . . . . . . . . . . . . . . . . . . . . . . . 25
       Preconstruction Reviews . . . . . . . . . . . . . . . . 25
       Solid and Hazardous Waste Regulation. . . . . . . . . . 25
       Superfund Requirements. . . . . . . . . . . . . . . . . 26
       Chemical Regulation . . . . . . . . . . . . . . . . . . 26
       Potential Regulation of Electric and Magnetic Fields. . 26
       Water Regulation. . . . . . . . . . . . . . . . . . . . 26
       Permit Transfers . . . . . . . . . . . . . . . . . . .  27
       Other Requirements. . . . . . . . . . . . . . . . . . . 27

     Environmental Regulation of Nuclear Power . . . . . . . . 27

     The Year 2000 Issue . . . . . . . . . . . . . . . . . . . 28
       EUA's State of Readiness  . . . . . . . . . . . . . . . 28
       Costs to Address EUA's Year 2000 Issues . . . . . . . . 29
       Risks of EUA's Year 2000 Issues . . . . . . . . . . . . 30
       Year 2000 Contingency Plans . . . . . . . . . . . . . . 30
       Summary of the Year 2000 Issue. . . . . . . . . . . . . 31

     Other . . . . . . . . . . . . . . . . . . . . . . . . . . 31

Item 2.     PROPERTIES . . . . . . . . . . . . . . . . . . . . 31
     Power Supply  . . . . . . . . . . . . . . . . . . . . . . 31
     Other Property. . . . . . . . . . . . . . . . . . . . . . 33

Item 3.     LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . 33
     Rate Proceeding . . . . . . . . . . . . . . . . . . . . . 33
     Environmental Proceedings . . . . . . . . . . . . . . . . 33
     Other Proceedings . . . . . . . . . . . . . . . . . . . . 37

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.. 38

                              PART II

Item 5.     MARKET FOR EUA'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS . . . . . . . . . . . . . . . . . . . . . . . . 39

Item 6.     SELECTED FINANCIAL DATA. . . . . . . . . . . . . . 40


Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . 41

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . 57

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES. . . . . . . .  86

                           Table of Contents (Cont'd)

            PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS  86

Item 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . 89

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT ........................... . . .  . . .  96

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . 97

                              PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K. . . . . . . . . . . . . . . . . . . . . .  97
     (a)(1) Financial Statements . . . . . . . . . . . . . . . 97
     (a)(2) Financial Statement Schedules  . . . . . . . . . . 97
     (a)(3) Exhibits (*denotes filed herewith).. . . . . . . . 98
     (b)  Reports on Form 8-K. . . . . . . . . . . . . . . . .109

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .110

Report of Independent Accountants. . . . . . . . . . . . . . .114

Consent of Independent Accountants . . . . . . . . . . . . . .115

                     GLOSSARY OF DEFINED TERMS

The following is a glossary of frequently used abbreviations and/or acronyms found throughout this report:

The EUA System Companies

     Blackstone               Blackstone Valley Electric Company
     Eastern Edison           Eastern Edison Company
     EUA                      Eastern Utilities Associates
     EUA BIOTEN               EUA BIOTEN Inc.
     EUA Cogenex              EUA Cogenex Corporation
     EUA Day                  EUA Day Company, a division of EUA Cogenex
     EUA Ocean State          EUA Ocean State Corporation
     EUA Service              EUA Service Corporation
     EUA Energy               EUA Energy Investment Corporation
     EUA Energy Services      EUA Energy Services Corporation
     EUA Telecommunications   EUA Telecommunications Corporation
     EUA TransCapacity        EUA TransCapacity, Inc.
     Montaup                  Montaup Electric Company
     Newport                  Newport Electric Corporation
     Renova                   Renova LLC (formerly EUA Nova)
     Retail Subsidiaries      Blackstone, Eastern Edison and Newport

Non-Affiliated Companies

    Connecticut Yankee        Connecticut Yankee Atomic Power Company
    Maine Yankee              Maine Yankee Atomic Power Company
    MECO                      Massachusetts Electric Company, a subsidiary of
                              New England Electric System
    NEES                      New England Electric System
    Narragansett              Narragansett Electric Company, a subsidiary of
                              New England Electric System
    OSP                       Ocean State Power Project Units 1 and 2
    Vermont Yankee            Vermont Yankee Power Corporation
    Yankee Atomic             Yankee Atomic Electric Company

Regulators/Regulations

    1935 Act                  Public Utility Holding Company Act of 1935
    CERCLA                    Federal Comprehensive Environmental
                              Response, Compensation and Liability
                              Act of 1980
    CERCLIS                   Comprehensive Environmental Response,
                              Compensation and Liability Information System
    Chapter 21E               Massachusetts Oil and Hazardous Material
                              Release Prevention and Response Act
    Clean Air Act Amendments  Clean Air Act Amendments of 1990
    DEQE                      Massachusetts Department of Environmental
                              Quality Engineering
    DOE                       Department of Energy
    DTE                       Massachusetts Department of Telecommunications
                              and Energy (formerly Massachusetts Department
                              of Public Utilities)
    Energy Policy Act         Energy Policy Act of 1992
    EPA                       Federal Environmental Protection Agency
    FERC                      Federal Energy Regulatory Commission
    IRS                       Internal Revenue Service
    MADEP                     Massachusetts Department of Environmental
                              Protection
    MADOER                    Massachusetts Department of Energy Resources

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

Other

    CTC                       Contract Termination Charge
    DSM                       Demand Side Management
    EMF                       Electric and Magnetic Fields
    EWG                       Exempt Wholesale Generator
    IDIQ                      Indefinite Delivery and Indefinite
                              Quantity Contract
    IPP                       Independent Power Producer
    kv                        Kilovolt
    kWh                       Kilowatthour
    mw                        Megawatt
    NEPOOL                    New England Power Pool
    PCB                       Polychlorinated Biphenyls
    PRP                       Potentially Responsible Party
    QF                        Qualifying cogeneration and small power
                              production facilities pursuant to PURPA
    Seabrook Project          Seabrook Nuclear Power Project located in
                              Seabrook, New Hampshire



                               PART I

Item 1.                     BUSINESS

Merger Update

     On February 1, 1999, Eastern Utilities Associates (EUA) and New England Electric System (NEES) announced a merger agreement under which NEES will acquire all outstanding shares of EUA for $31 per share in cash. The merger agreement, which is subject to the approval of various regulatory agencies, valued EUA's equity at approximately $634 million, which represents a 23% premium above the price of EUA shares on December 4, 1998, the last trading day before other regional merger announcements affected EUA's share price. EUA shareholders will continue to receive dividends at the current level, as declared by the Board of Trustees, until the closing of the merger.

     The closing of the merger is expected to occur by April 2000, after SEC approval is received. The merger agreement contains an upward price adjustment if the merger does not close within six months from May 17, 1999, the date EUA shareholders approved the merger plan. Therefore, since November 17, 1999, NEES will pay an additional $0.003 per day per share for EUA's outstanding common stock until the merger closes, up to a maximum price of $31.495 per share. If the merger were to close by March 31, 2000, the price paid for EUA shares would be $31.405 per share.

     On May 5, 1999, EUA and NEES filed a joint application with FERC seeking FERC approval and related waivers or authorizations to merge EUA and NEES and to subsequently merge and consolidate the complimentary operating companies of EUA and NEES. With its approval on September 29, 1999, FERC concluded that the proposed merger will not adversely affect competition, rates or regulation, and that the merger is in the public's best interest.

     On May 20, 1999, EUA and NEES jointly filed a rate consolidation plan with the Rhode Island Public Utilities Commission reflecting consolidated rates for each company's Rhode Island subsidiaries, indicating savings to Rhode Island customers of an estimated $100 million through 2004. A settlement agreement was reached on January 26, 2000. A similar filing was made for EUA's and NEES's Massachusetts subsidiaries on April 30, 1999 with the Massachusetts Department of Telecommunications and Energy (DTE) indicating savings of over $170 million over the next ten years. A settlement agreement was reached on the Massachusetts filing on November 29, 1999. Hearings on both settlements were completed in February 2000. An order approving the settlement agreement in Massachusetts was received from the DTE on March 15, 2000. An order approving the Rhode Island settlement agreement is expected to be issued close to the time of the issuance of this report.

     On July 19, 1999, a Voluntary Early Retirement Program (VERP) was offered to certain of EUA's and NEES's employees who have completed at least ten years of service and will be at least fifty-five years of age by December 31, 2000. The VERP allows an eligible employee to retire and receive enhanced pension benefits. The VERP offer was accepted by 82% of eligible employees.
An eligible employee may only retire after the merger closes under the VERP.
On October 12, 1999, details of a Severance Plan were distributed. The Severance Plan will provide benefits and provisions for eligible non-union employees who are involuntarily terminated due to the merger. At the same time, the Company also offered a Limited Hardship Early Decision Severance Plan (LHEDO) to designated non-union employees who choose to terminate their employment with EUA rather than be considered for a position in the merged company. Under the LHEDO, employees will receive an additional eight weeks of severance pay for accepting the offer. Forty-three percent of the eligible employees have accepted the LHEDO. Because the VERP and LHEDO are contingent on the completion of the merger, which is subject to regulatory approvals, a liability for expenses related to the VERP and LHEDO has not yet been recorded.

     On February 25, 2000 the Nuclear Regulatory Commission (NRC) approved the merger. This approval was necessary because of Montaup's ownership interest in the Millstone 3 and Vermont Yankee nuclear generating units. Montaup also has ownership interests in the Connecticut Yankee, Maine Yankee, and Yankee Atomic units which are permanently retired.

System Overview

     EUA is a Massachusetts voluntary association organized and existing under a Declaration of Trust dated April 2, 1928, as amended, and is a registered holding company under the 1935 Act. EUA owns directly all of the shares of common stock of three retail companies: Blackstone, Eastern Edison, and Newport. Blackstone operates in northern Rhode Island, Eastern Edison operates in southeastern Massachusetts, and Newport operates in south coastal Rhode Island. These subsidiaries are collectively referred to as the Retail
Subsidiaries.   EUA also owns directly all of the shares of common stock of EUA
Cogenex, EUA Energy, EUA Ocean State, EUA Service and Montaup. Montaup is a generation and transmission company. (See Item 2. PROPERTIES -Power Supply.) See Financial Condition and Liquidity in Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND REVIEW OF OPERATIONS for a discussion of Eastern Edison's transfer of its wholly-owned Montaup securities to EUA in February 2000, making Montaup a direct subsidiary of EUA. EUA Service provides various accounting, financial, engineering, planning, data processing and other services to all EUA System companies. EUA Cogenex is an energy services company. EUA Energy invests in energy-related projects. EUA Ocean State owns a 29.9% interest in OSP's two gas-fired generating units. The holding company system of EUA, the Retail Subsidiaries, Montaup, EUA Service, EUA Cogenex, EUA Energy and EUA Ocean State is referred to as the EUA System. The EUA System is organized into a business unit structure. The Core Electric Business consists of the Retail Subsidiaries and Montaup. (See Electric Utility Industry Restructuring for a discussion of changes taking place in the utility industry in the territories served by EUA's Core Electric Business.) The Energy Related Business includes EUA Cogenex, EUA Energy and EUA Ocean State. EUA Telecommunications and EUA Energy Services, which were included in the Energy
Related Business, were dissolved in 1999.   The Corporate Business consists of
EUA and EUA Service. See Note I of Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA for financial information by business segment.

General - Core Electric Business

  As of December 31, 1999, core electric and corporate business units had 839 regular employees. Labor bargaining unit contracts covering approximately 64 employees of Eastern Edison in the Fall River area, and 49 employees of Newport
expire in May 2001 and March 2002, respectively.   A newly formed labor unit
covers approximately 107 employees of Eastern Edison in the Brockton area. A contract is currently being negotiated. Relations with employees are considered to be satisfactory.

  The Core Electric Business supplies retail electric service in 33 cities and towns in southeastern Massachusetts and Rhode Island. The largest communities served are the cities of Brockton and Fall River, Massachusetts. The retail electric service territory covers approximately 597 square miles and has an estimated population of approximately 737,000. At December 31, 1999, Core Electric Business served approximately 309,000 retail customers.

  The Core Electric Business accounted for approximately 90% of total operating revenues of the EUA System in 1999, and 89% in 1998 and 1997. The remaining balance of operating revenues during these periods were primarily attributable to EUA Cogenex.

  In 1999, through divestiture and competitive bidding, Montaup assigned 100% of its standard offer service obligations to alternate suppliers. (See Electric Utility Restructuring below.) A majority of the standard offer assignments became effective on January 1, 1999, and the remainder became effective on September 1, 1999. In addition, Montaup served Eastern Edison's default service requirements and Blackstone's and Newport's last resort service requirements.

  Through September 1, 1999, Montaup provided its share of the standard offer requirements using its entitlement in the Seabrook Station and from its long-term power contracts in the Canal Unit 1, Northeast Energy Associates, McNeil and the Hydro Quebec Project. On September 1, 1999, Montaup's remaining share of standard offer and its long-term power contracts in the above referenced facilities were assigned to Constellation Power Sources Inc., see Generation Divestiture below.

  On December 1, 1999, Eastern Edison's default service requirements were assigned to an alternate supplier through its competitive bidding process. Montaup continues to serve Blackstone's and Newport's last resort service requirements using short-term purchases from NEPOOL and the bilateral markets.

     Consistent with Electric Utility Industry Restructuring legislation passed in Rhode Island and Massachusetts and settlement agreements approved by regulators in those states and at FERC, Montaup agreed to sell its generating assets and substantially completed the divestiture process in 1999. (See "Divestiture" under Electric Utility Industry Restructuring for further discussion of the divestiture process.)

     The Retail Subsidiaries and Montaup hold valid franchises, permits and other rights which are necessary to allow these companies to conduct electric business within the territories which they serve. Such franchises, permits and other rights contain no unduly burdensome restrictions or limitations upon duration. Section 312 of the Massachusetts Electric Industry Restructuring Act signed into law on November 25, 1997 directs the DTE in conjunction with the Massachusetts Department of Energy Resources (MADOER) to commence, no sooner than January 1, 2000, an investigation and review of the manner in which metering, billing and information services (MBIS) are provided and the exclusivity of electric distribution service territories. In the event that the DTE determines that such services should be subject to competition or that territorial exclusivity shall be terminated or altered in any manner, the DTE shall, by no later than January 1, 2001, file its recommendations, along with drafts of legislation necessary to implement said recommendations, with the Clerk of the Massachusetts House of Representatives. Any unbundling and creation of competition of such services shall not commence unless statutorily authorized.

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

     The electric generation, or supply, function is now a competitive industry in Rhode Island and Massachusetts, and initiatives nationwide are considering adopting similar principles. Recently announced sales of generating portfolios by regional utility companies, including Montaup, should generate a more robust energy market in the regions served by EUA's Core Electric Business as new supply entrants vie for customers. Montaup faces competition from these new suppliers as well as existing suppliers and marketers in selling the output of its remaining generating capacity.

      Competition in the generation sector has been developing for over two decades, enabled and encouraged by federal and state initiatives. PURPA was intended, among other things, to promote national energy independence and diversification of energy supply and to improve the overall efficiency of energy usage. PURPA created a class of non-utility power generation facilities called qualifying facilities or QFs. PURPA currently allows QFs to sell power generated by the QFs to local utilities at specified rates based on each utility's avoided cost. In order to further promote competition in energy supply, the Energy Policy Act established another class of non-utility generators, referred to as EWGs, which are exempt from the 1935 Act. EWGs and another class of non-utility wholesale generators, generally known as independent power producers or IPPs, are subject to FERC regulations under the Federal Power Act as well as various other federal, state, and local regulations. The Energy Policy Act also increased FERC's power to order transmission access, resulting in FERC's open access transmission order and Regional Transmission Group Policy. As a complement to the federal initiatives, the DTE and the RIPUC implemented regulations in the
1980's and early 1990's which require utilities to integrate least-cost planning with competitive proposals to meet requirements for new generation. Both states also approved in 1993 a Memorandum of Understanding among Montaup and the Retail Subsidiaries that establishes a framework which makes possible a coordinated, regional review of the resource planning and procurement process
of the EUA System Companies.   (See Electric Utility Industry Restructuring
and Public Utility Regulation below).

     NEPOOL is a voluntary organization open to any person engaged in the electric business such as investor-owned utilities, generators, municipals, cooperative utilities, power marketers, brokers and load aggregators.

     On April 6, 1999, the FERC issued an order approving NEPOOL restructured market rules. On May 1, 1999, the markets for Operable Capability, Energy, Automatic Generation Control, and Operating Reserves were implemented in addition to the Installed Capability Market, which was previously implemented in April 1998.

     On December 30, 1999, the NEPOOL Participants Committee submitted an informational filing to the FERC identifying the status of its efforts to develop a Congestion Managements System (CMS) and a Multi-Settlement System
(MSS), including an informational "Compromise" CMS/MSS Proposal. The submission also included amendments to the Restated NEPOOL Agreement and
NEPOOL Tariff which address how the markets and congestion matters are proposed to be treated during the interim period between now and implementation of an acceptable CMS/MSS proposal. Those amendments extend through February 29, 2000, the current treatment for socializing congestion costs within NEPOOL and
eliminate the Operable Capability market as of March 1, 2000.   The intent is
for NEPOOL to file further amendments to the NEPOOL arrangements in early
2000 which would be consistent with the understandings in the Compromise Proposal regarding how congestion costs will be allocated after March 1, 2000.

     The Compromise Proposal will form the basis for continued negotiations on details of CMS/MSS, with the goal of NEPOOL submitting a comprehensive CMS/MSS filing on or before March 31, 2000. The Compromise Proposal would also change the settlement system for the NEPOOL revised markets from the current single settlement system to a system that settles once in a day ahead forward market, which would be financially binding on the market participants and again in a real time market to address any differences between actual dispatch requirements and the forecasted requirement in the ahead markets. A new market for Four Hour Reserves would be established, the Operable Capability market would be eliminated as of March 1, 2000, and the Installed Capability market would be eliminated as of January 1, 2002.

Electric Utility Industry Restructuring

     Legislation enacted in Rhode Island in 1996 and Massachusetts in 1997 along with approved electric utility industry restructuring settlement agreements in both states and at the federal level granted EUA's Rhode Island and Massachusetts electric customers with choice of electricity supplier and rate reductions commencing January 1, 1998 and March 1, 1998, respectively. Until a customer chooses an alternative supplier, that customer will receive standard offer service from the retail distribution company. Blackstone and Newport are required to arrange for standard offer service through December 31, 2009 and Eastern Edison must arrange for this service through February 28, 2005. Under the approved settlement agreements, Montaup had guaranteed standard offer supply at a fixed price schedule for the duration of the standard offer periods and Blackstone, Newport and Eastern Edison agreed to subject their standard offer requirements to a competitive bidding process in which competitive suppliers would bid against the guaranteed price. Through Montaup's successful divestiture process, and competitive bidding process conducted in late 1998, 100% of the retail companies' standard offer obligations are being served by third party suppliers. A majority of this standard offer assignment became effective January 1, 1999; the remainder became effective on September 1, 1999 with the closing of the transfer of power purchase agreements to Constellation Power Source Inc. (Constellation), see Generation Divestiture below. The guaranteed standard offer price will increase over time to encourage customers to leave standard offer service and enter the competitive power supply market.

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

     As part of the approved settlement agreements, Montaup agreed to divest its entire generation portfolio. The net proceeds of the sales, as defined in the settlement agreements, will be used to mitigate Montaup's CTC to its retail affiliates via a Residual Value Credit (RVC). The RVC reduces the fixed component of the CTC by an amount equal to the net proceeds, with a return, over the period commencing on the date the RVC is implemented through December 31, 2009. Effective April 1, 1999, subject to dispute resolution procedures pursuant to restructuring settlement agreements, Montaup reduced its CTC to its retail subsidiaries to reflect the RVC and other adjustments. Montaup lowered its CTC from 3.04 cents per kWh to 2.10 cents per kWh for Eastern Edison and from 3.0 cents per kWh to 2.04 cents per kWh and 2.06 cents per kWh in the case of Blackstone and Newport, respectively. Retail transition charge decreases to reflect these changes were authorized by respective state regulatory bodies effective April 1, 1999 for Eastern Edison and May 1, 1999 for Blackstone and Newport.

     Effective January 1, 2000 the standard offer service rate for Blackstone and Newport customers was increased from a flat 3.5 cents per kilowatthour to a flat 3.8 cents per kilowatthour. The standard offer service rate for Eastern Edison customers was increased to a flat rate of 3.8 cents per kilowatthour effective January 1, 2000.

Generation Divestiture:   By the end of 1999, pursuant to settlement agreements
approved by federal and state regulators, Montaup had completed the transfer of all of its non-nuclear power generation assets and power purchase agreements to various non-affiliated parties in connection with electric utility restructuring undertaken in Massachusetts and Rhode Island. At the end of 1998, Newport sold several diesel-powered generating units (totaling approximately 16 mw) to Illinois-based Wabash Power Equipment Company for approximately $1.4 million and Montaup sold its 50% share (approximately 280 mw) of Unit 2 of the Canal generating station in Sandwich, Massachusetts to Southern Energy Canal, LLC, an indirect subsidiary of The Southern Company, for approximately $75 million. On April 7, 1998, Montaup entered into an agreement to transfer power purchase contracts for approximately 170 mw of output from Ocean State Power I and Ocean State Power II to TransCanada Power Marketing Ltd., an indirect subsidiary of TransCanada Pipelines Limited; the transfer was effective June 1, 1999. On December 21, 1998, Montaup entered into an agreement to transfer purchase power contracts totaling approximately 177 mw to Constellation Power Source, Inc., a wholly-owned affiliate of the Baltimore Gas and Electric Company; the transfer became effective on September 1, 1999. On April 26, 1999, Montaup completed the sale of its 170 mw Somerset Generating Station, located in Somerset, Massachusetts, to Somerset Power, LLC, a direct subsidiary of NRG, Inc., for approximately $55 million. In June of 1999, Montaup completed the sale of its and Newport's combined 2.6% (approximately 16 mw) share of the W.F. Wyman Unit 4 in Yarmouth, Maine to FPL Energy Wyman IV LLC, an indirect subsidiary of the Florida-based FPL Group, Inc for $2.4 million. Also in June of 1999, Blackstone sold its hydroelectric facility in Pawtucket, Rhode Island (approximately 1 mw) to Pawtucket Hydropower LLC. In November of 1999, Montaup completed the transfer of its ownership interest in the Seabrook Station nuclear power plant to Little Bay Power Corporation, a subsidiary of BayCorp Holding, Ltd.

     In July 1999, in connection with Entergy Nuclear Generation Company's (Entergy) acquisition of Pilgrim Station from Boston Edison, Montaup agreed to a buy-out of its power purchase agreement (approximately 73 mw) with Boston Edison. As a condition of the buy-out, Montaup entered into a reduced-term power purchase contract for Pilgrim Station power with Entergy. Accordingly, in the third quarter of 1999, Montaup recorded on EUA's Consolidated Balance Sheet a regulatory asset of approximately $111.7 million, a corresponding current liability of $105.6 million, and a long-term regulatory liability of $6.1 million related to this buyout.

     In November 1999, Vermont Yankee agreed to the sell the 540-mw nuclear unit to AmerGen Energy Company for approximately $10 million based on a December 1, 2000 closing. Montaup has a 2.5% (12 mw) equity ownership interest in the unit. As part of the agreement, Vermont Yankee will make a one-time payment to the unit's decommissioning fund, and AmerGen will assume responsibility for all future operating costs and costs to decommission the plant at the end of its operating license in 2012. Montaup also elected to buy-out of its obligation to purchase 2.5% of the unit's output.

     EUA's only remaining generating capacity is approximately 58 mw from its ownership share of the Millstone 3 nuclear facility. Montaup has entered into a settlement agreement with Northeast Utilities, settling a number of outstanding issues with respect to Millstone and providing that Montaup's share of Millstone 3 will be included in Northeast's planned auction of the facility.

General - EUA Cogenex

     EUA Cogenex is a wholly owned subsidiary of EUA. EUA Cogenex is an energy services Company that employs energy efficient technology and equipment intended to reduce the energy consumption and costs of its customers. Such technology and equipment include process reflected efficiency improvements, building automation systems, lighting modifications, boiler and chiller replacements and other mechanical measures such as motors and drives. EUA Cogenex may design, install, own, operate, maintain, and finance specific energy efficient applications for its customers.

     EUA Cogenex is compensated for these services primarily through energy services agreements in which EUA Cogenex and the customer who occupies or owns a facility agree upon a prescribed base year and a set of savings calculations. EUA Cogenex then receives payments based on a portion of the savings that result from the installation and maintenance of the energy efficient equipment in the facility. Some of EUA Cogenex's revenues under these agreements are dependent upon the actual achievement of energy savings. In addition, EUA Cogenex participates in demand side management (DSM) programs sponsored by electric utilities as a means to decrease both base load and peak demand on the utilities' systems. In utility DSM programs, EUA Cogenex contracts with the utility and its commercial and industrial customers in order to decrease the overall demand on the utility system or to reduce peak demand, curtailing the need for costly capacity additions. EUA Cogenex contracts for utility DSM programs through a bidding process or participates in the utility's "Fixed Rate Program." EUA Cogenex also may, from time to time, acquire existing DSM contracts or energy services agreements, or the benefits from those contracts from other energy services companies.

     EUA Cogenex's principal markets include institutional, industrial, government entities and, through its EUA Citizens Conservation Services, Inc. (Citizens) subsidiary, public and private multi-family housing.

     On October 23, 1998, an arbitrators' panel rendered their decision in a matter involving the 1995 sale of a portfolio of cogeneration units by EUA Cogenex to Ridgewood/Mass Power Partners, et al (Ridgewood). Ridgewood claimed that financial and other warranties in the purchase and sale agreement had been breached. Cogenex entered counterclaims seeking recovery of costs of certain services performed for Ridgewood. The arbitration panel found for the buyer on some of the warranty claims, and awarded damages of approximately $2.6 million plus interest of approximately $900,000 (an amount substantially less than claimed). Cogenex was awarded approximately $400,000 plus interest of approximately $130,000 on its counterclaim. Cogenex paid the arbitration panel's net award less interest and recorded this charge to earnings in the fourth quarter of 1998. In addition, Ridgewood claimed attorney fees and additional interest. In 1999, the arbitration panel again found for Ridgewood, and Cogenex paid legal fees and interest totalling $1.5 million in 1999, which resulted in an after-tax charge, after liability offset, to 1999 earnings of approximately $700,000. Management believes that this payment of interest and legal fees constitutes full settlement of this matter.

     On February 15, 2000, the United States Attorney for the District of Massachusetts informed the Company that his office is investigating possible criminal conduct, including mail fraud by EUA Cogenex and/or its employees. The conduct in question involves alleged intentional overbilling by EUA Cogenex of certain cogeneration customers during 1994 and 1995, when EUA Cogenex owned cogeneration projects, and filing false information with FERC in order to maintain the facilities' status as qualifying facilities under the Public Utility Regulatory Policies Act of 1978. EUA Cogenex is fully cooperating with the United States Attorney's investigation. Although the Company cannot predict the ultimate outcome of this investigation, the Company does not believe that it will have a material effect on the financial position of the Company.

     EUA Cogenex also operated a controls division, EUA Day, and a data acquisition division, DayMetrix. In order for EUA Cogenex to concentrate on its core business, Cogenex management decided in June of 1999 to sell the assets of the Day division and discontinue the operations of the DayMetrix division. The Day division was sold to its existing management on December 30, 1999 for $1.5 million in cash plus the assumption of certain liabilities. Cogenex recorded after-tax charges of $3.3 million in 1999 related to this sale and discontinuance. See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Energy Related Asset Adjustments.

     Also in June of 1999, Cogenex management decided to explore the sale of its Citizens subsidiary. The Company has decided that Cogenex's core business needed to concentrate its resources on its primary markets. Although Citizens performs essentially the same services as Cogenex, its market is primarily public and private multi-family housing. EUA Cogenex has received letters of intent from interested parties.

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

     At December 31, 1999, EUA Cogenex employed 95 persons in its operations.

     EUA Cogenex's competition is comprised primarily of the manufacturers and distributors of the energy efficiency equipment which it installs, other utility-owned energy services companies, engineering consulting firms and financial institutions who provide capital to finance energy efficiency projects.

     In addition, EUA Cogenex has recently concentrated on obtaining contract awards under the Department of Energy's (DOE) Energy Saving Performance Contracting Programs. In 1998, EUA Cogenex was awarded the DOE's Midwest region's Indefinite Delivery and Indefinite Quantity (IDIQ) contract to provide energy conservation services to reduce energy and water consumption and associated utility costs. Early in 1999, EUA Cogenex was awarded its second IDIQ contract from the DOE to provide energy-saving services in the Mid-Atlantic region. Under the Mid-Atlantic IDIQ contract, EUA Cogenex will provide energy conservation services in federally-owned facilities in the six-state area of Delaware, Maryland, New Jersey, Pennsylvania, Virginia, and West Virginia, in addition to Washington, D.C. The DOE has authorized $750 million in capital expenditures under this contract. Although Cogenex has not realized a positive earnings impact from these awards through 1999, the Company believes that it will benefit from these in the future.

     Over the past two years, EUA Cogenex has been involved in energy saving projects at numerous federal facilities such as the U.S. Department of Energy Headquarters in Washington, D.C, the U.S. Army Base at Fort Lewis, Washington, the National Cancer Institute and U.S. Army Garrison at Fort Detrick, Maryland and the Department of Veterans Affairs Medical Center in West Haven, Connecticut.

     As of December 31, 1999, EUA Cogenex participated in five partnerships.
It is the managing general partner in all of the partnerships and has limited partnership interest in certain of the partnerships. EUA Cogenex has provided virtually all of the capital to the partnerships and is generally entitled to a return of, and on, this capital before any significant partnership distribution is made to the other general partners. All partnerships and their customers are subject to the same selection and screening process to establish acceptable credit quality.

     The rates charged by EUA Cogenex to customers through its energy service agreements are not subject to the jurisdiction of any regulatory agency.

      The following table sets forth the amounts of revenues, pre-tax income, net earnings and identifiable assets attributable to the consolidated operations of EUA Cogenex:

                                                Year Ended December 31,
                                   1999             1998           1997
                                              (In Thousands)
    Operating Revenues            $49,399          $54,776      $61,321
    Pre-tax Income (Loss)        $(8,135)(1)       $(2,090)(2)     $769
    Net Earnings (Loss)          $(6,353)(1)       $(1,299)(2)     $202
    Total Assets                 $128,936         $157,188     $188,351

(1) Includes after-tax charge of approximately $700,000 ($1.1 million pre-tax) for charges related to the 1995 cogeneration write off and $3.8 million ($5.1 million pre-tax) related to the discontinued operations of Day and Day Matrix divisions.
(2) Includes after-tax charge of $2.1 million related to the 1995 sale of cogeneration projects.

General - EUA Energy Investment

     EUA Energy is a wholly owned subsidiary of EUA. EUA Energy invests in energy related projects, and its only current active investment is Separation Technologies, Inc., in which EUA Energy has a 20% equity interest. Separation Technologies markets and installs patented technology that separates unburned carbon from coal fly-ash, which enables its customers to sell the fly-ash to secondary markets and to reburn the separated carbon. During 1999, EUA Energy completed the sale of several project investments. On September 30, 1999, it sold certain assets of Renova LLC's to its management. On August 30, 1999, EUA TransCapacity, a wholly-owned subsidiary of EUA Energy, sold all of its assets in TransCapacity L.P. and at the same time dissolved the TransCapacity L.P.

     EUA BIOTEN was an investment in a general partnership formed to develop a generating unit that would burn biomass-agricultural waste and create renewable energy. EUA BIOTEN had previously executed an agreement with the management of BIOTEN Partnership to, among other things, extend the right of its management to purchase BIOTEN Partnership assets. As a result of BIOTEN Partnership management's inability to attain financing and thereby exercise and complete the purchase option, BIOTEN Partnership was dissolved and its assets were distributed to EUA BIOTEN. EUA BIOTEN has commenced liquidation of all assets of its investment in BIOTEN Partnership and is negotiating with a third party for the sale of such assets. See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Energy Related Asset Adjustments.

     See Note I - Financial Information by Business Segment of Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA Notes to Consolidated Financial Statements contained herein for the year ended December 31, 1999.

Capital Requirements

     The EUA System's cash construction expenditures for the year ended December 31, 1999 were approximately $57.0 million.

     Planned core electric cash construction expenditures and energy related capital requirements for 2000, 2001 and 2002 as set forth below, are estimated to total $189.9 million, and are expected to be financed with internally generated funds.

                        EUA SYSTEM CONSTRUCTION PROGRAM
                                  (In Thousands)

                               2000       2001       2002   3-yr-Total
Transmission                 $9,499    $12,462     $6,702      $28,663
Distribution                 26,367     21,634     20,229       68,230
General                         315        323        331          969
Total Utility Construction
     Requirements            36,181     34,419     27,262       97,862
EUA Cogenex Capital
  Requirements               28,439     28,880     34,716       92,035
Total                       $64,620    $63,299    $61,978     $189,897

Fuel for Generation

     In 1999, the Retail Subsidiaries partly relied on power purchased from Montaup and alternate suppliers to meet the electric energy requirements of their standard offer and default service customers. (See Electric Utility Industry Restructuring above.) The Retail Subsidiaries recover their costs associated with the purchase of power to meet their standard offer, default service, and last resort services through the operation of revenue adjustment clauses that provide full recovery of such costs.

     In 1999, the sources of energy, by fuel type, used to serve Montaup's obligations were as follows: 32% nuclear, 30% gas, 26% oil, 6% coal and 6% other. During 1999, prior to the closing of the sale of the Somerset Station to Somerset Power LLC in April 1999, Montaup had an average fuel inventory of 78,088 tons of coal for its steam generating unit at the Somerset Station - the equivalent of 86 days' supply (based on average daily output at 80% capacity factor). The cost of coal averaged about $48.71 per ton for that period, which is equivalent to fuel oil at $10.97 per barrel. Montaup coal was under contract, and coal prices have historically been very stable. Montaup also maintained an average inventory of Nos. 2 and 6 oil of 2,257 barrels and 128,698 barrels, respectively, during that period. These fuels were used for start-up and flame stabilization for Montaup's steam generating unit. The cost of Nos. 2 and 6 oil averaged $16.44 per barrel and $12.85 per barrel, respectively. Montaup also maintained an average inventory of jet oil of 1,666 barrels at an average cost per barrel of $18.45 during that period for its two peaking units at the Somerset Station.

      Montaup's costs of fossil and nuclear fuels for the years 1997 through 1999, together with the weighted average cost of all fuels, are set forth below:

                                                 Mills per kWh (1)
                                          1999        1998           1997

      Nuclear (2)                          4.4         5.0            5.7
      Gas                                 15.4        15.6           16.4
      Coal                                19.6        18.9           18.6
      Oil                                 21.4        22.3           31.0
      All fuels                           17.1        15.7           19.2

     (1) One Mill is 1/10 of one cent
     (2) Does not include the cost of fuel for Pilgrim in 1999. The new contract with Entergy does not contain separate billing for fuel.

     The owners (or lead participants) of the nuclear units in which Montaup has an interest have made, or expect to make, various arrangements for the acquisition of uranium concentrate, the conversion, enrichment, fabrication and utilization of nuclear fuel and the disposition of that fuel after use. The owners (or lead participants) of United States nuclear units have entered into contracts with the DOE for disposal of spent nuclear fuel in accordance with the NWPA. The NWPA requires (subject to various contingencies) that the federal government design, license, construct and operate a permanent repository for high level radioactive wastes and spent nuclear fuel and establish a prescribed fee for the disposal of such wastes and nuclear fuel. The NWPA specifies that the DOE provide for the disposal of such waste and spent nuclear fuel starting in 1998. Objections on environmental and other grounds have been asserted against proposals for storage as well as disposal of spent nuclear fuel. The DOE now estimates that a permanent disposal site for spent fuel will not be ready to accept fuel for storage or disposal until at least the year 2010. Montaup currently owns a 4.01% interest in Millstone
3.  Northeast Utilities, the operator of the unit, indicates that Millstone
3 has sufficient on-site storage facilities which, with rack additions, can accommodate its spent fuel for the projected life of the unit.

     The Energy Policy Act of 1992 requires that a fund be created for the decommissioning and decontamination of the DOE uranium enrichment facilities. The fund will be financed in part by special assessments on nuclear power plants in which Montaup has an interest. These assessments are calculated based on the utilities' prior use of the government facilities and have been levied by the DOE, starting in September 1993, and will continue over 15 years. This cost is passed on to the joint owners or power buyers as an additional fuel charge on a monthly basis and is currently being recovered by Montaup through the CTC.

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

     In late October and early November 1998, the U.S. Court of Federal Claims issued rulings with respect to Yankee Atomic, Maine Yankee, and Connecticut Yankee finding that the DOE was financially responsible for failing to accept spent nuclear fuel. These rulings clear the way for Yankee Atomic, Connecticut Yankee and Maine Yankee to pursue at trial their individual damage claims.
The DOE filed a motion to stay the case pending resolution of its appeal request granted by the Appeals Court. In October 1999, the Court issued a stay order on the damage claims. Management cannot predict at this time the ultimate outcome of these actions.

Nuclear Power Issues

General: Nuclear generating facilities, including those in service in which Montaup participates, as shown in the table under Item 2. PROPERTIES - Power Supply, are subject to extensive regulation by the NRC. The NRC is empowered to authorize the siting, construction and operation of nuclear reactors after consideration of public health, safety, environmental and anti-trust matters.

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

     The Price-Anderson Act provides, among other things, that the limit of liability for a nuclear incident would not exceed an amount which at present is approximately $9.9 billion. Under the Price-Anderson Act, prior to operation of a nuclear reactor, the facility is required to insure against this exposure by purchasing the maximum amount of liability insurance available from private sources, currently $200 million, and to maintain the insurance available under a mandatory industry-wide retrospective rating program. Should liability for an incident exceed $200 million, the difference between such liability and the overall maximum liability, currently about $9.7 billion, will be made up by the retrospective rating program. Under such a program, each operating nuclear facility may be assessed a retrospective premium of up to a limit of $88.1 million (which shall be adjusted for inflation at least every five years) for each reactor owned in the event of any one nuclear incident occurring at any reactor in the United States, with provision for payment of such assessment to be made over time as necessary to limit the payment in any one year to no more than $10 million per reactor owned. With respect to operating nuclear facilities of which it is a part owner or from which it contracts (on terms reflecting such liability) to purchase power, Montaup would be obligated to pay its proportionate share of any such assessment.

Decommissioning:   Vermont Yankee, an operating nuclear generating company in which Montaup has an equity ownership interest (see Item 2. PROPERTIES - Power Supply) has developed its estimate of the cost of decommissioning its unit and has received the approval of FERC to include charges for the estimated costs of decommissioning its unit in the cost of energy which it sells. From time to time, Vermont Yankee re-estimates the cost of decommissioning and applies to FERC for increased rates in response to increased decommissioning costs. See Generation Divestiture for a discussion of the proposed sale of Vermont Yankee and a proposed one-time payment of decommissioning liability. Maine Yankee has filed a decommissioning financing plan under a Maine statute which requires the establishment of a decommissioning trust fund. That statute also provides that if the trust has insufficient funds to decommission the plant, the licensee (Maine Yankee) is responsible for the deficiency and, if the licensee is unable to provide the entire amount, the "owners" of the licensee are jointly and severally responsible for the remainder. The definition of "owner" under the statute includes Montaup and may include companies affiliated with Montaup.
The applicability and effect of this statute cannot be determined at this time. Montaup would seek to recover through its rates any payments that might be required. (See Connecticut Yankee and Maine Yankee below.)

     Montaup is recovering through rates its share of estimated decommissioning costs for Millstone 3. Montaup's share of the current estimate of total cost to decommission Millstone 3 is $24.8 million in 1999 dollars. This figure is based on studies performed for Northeast Utilities, the lead owner of the plant. Montaup also pays into decommissioning reserves pursuant to contractual arrangements with other nuclear generating facilities in which Montaup has an equity ownership interest.

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

     In October 1996, the NRC, which had raised numerous issues with respect to Millstone 3 and certain of the other nuclear units in which Northeast and its subsidiaries, either individually or collectively, have the largest ownership shares, informed Northeast that it was establishing a Special Projects Office to oversee inspection and licensing activities at Millstone. In July 1998, after the NRC performed an inspection and verified that several final technical and programmatic issues were resolved, Millstone 3 was restarted, and returned to full power operation on July 14, 1998. The NRC will continue to closely monitor Millstone 3's performance.

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

     The non-operating owners of Millstone 3 claim that Northeast and its subsidiaries failed to comply with NRC regulations, failed to operate the facility in accordance with good utility operating practice and attempted to conceal their activities from the non-operating owners and the NRC. The arbitration and lawsuits seek to recover costs associated with replacement power and operation and maintenance (O&M) costs resulting from the shutdown of Millstone 3. The non-operating owners conservatively estimate that their losses exceed $200 million. In December 1997, Northeast filed a motion to dismiss the non-operating owners' claims, or alternatively to stay the pending lawsuit until after the resolution of the arbitration case. These requests were denied in July 1998. In May 1999, Northeast filed a request for summary judgement in the arbitration case. This request was denied in July 1999. In May 1999, all parties entered into a Alternative Dispute Resolution Agreement and began mediation sessions in an effort to reach a settlement of all issues. In November 1999, Montaup entered into an agreement with Northeast Utilities and its subsidiaries, Connecticut Light Power Company and Western Massachusetts Electric Company, to settle the arbitration and lawsuit claims it had asserted.

     The Company does not expect the outcome of this settlement to have a material effect on its operating results or financial position.

Connecticut Yankee: Connecticut Yankee, a 582-mw nuclear unit, was taken off-line in July 1996 because of issues related to certain containment air recirculation and service water systems. Montaup has a 4.5% equity ownership in Connecticut Yankee.

     In October 1996, Montaup, as one of the joint owners, participated in an economic evaluation of Connecticut Yankee which recommended permanently closing the unit and replacing its output with less expensive energy sources. In December 1996, the Board of Directors of Connecticut Yankee voted to retire the generating station. Connecticut Yankee certified to the NRC that it had permanently closed power generation operations and removed fuel from the reactor. Montaup's share of the total estimated costs for the permanent shutdown, decommissioning, and recovery of the investment in Connecticut Yankee is approximately $19.3 million and is included with Other Liabilities on the Consolidated Balance Sheet as of December 31, 1999. The recovery of this estimated amount, elements of which have been disputed by certain intervening parties, is subject to approval of FERC. Also, due to anticipated recoverability, a regulatory asset has been recorded for the same amount and is included with Other Assets.

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

Maine Yankee:   On August 6, 1997, as the result of an economic evaluation, the
Maine Yankee Board of Directors voted to permanently close that nuclear plant. Montaup has a 4.0% equity ownership in the permanently closed Maine Yankee nuclear plant. Montaup's share of the total estimated costs for the permanent shutdown, decommissioning, and recovery of the remaining investment in Maine Yankee is approximately $25.5 million and is included with Other Liabilities on the Consolidated Balance Sheet as of December 31, 1999. Also, due to recoverability, a regulatory asset has been recorded for the same amount and is included with Other Assets.

     On November 6, 1997, Maine Yankee submitted an estimate of its costs, including recovery of unamortized plant investment (including fuel) along with a return on equity, to FERC reflecting the fact that the plant was no longer operating and had entered the decommissioning phase. On January 14, 1998, the FERC accepted the new rates, subject to refund, and amounts of Maine Yankee's collections for decommissioning. On January 19, 1999, Maine Yankee and the active intervening parties, including the Secondary Purchasers, filed an Offer of Settlement with FERC which was supported by FERC trial staff on February 8,
1999.  The FERC approved the Settlement effective June 1, 1999.   This
agreement constitutes full settlement of the issues raised in this proceeding.

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

     IPPs, including OSP in which EUA Ocean State has a 29.9% ownership interest, do not benefit from the PURPA exemptions and are subject to FERC regulation under the Federal Power Act as well as various other federal, state and local regulations. On February 17, 2000, EUA Ocean State filed a petition to RIPUC to obtain an exemption from the 1935 Act by gaining "exempt wholesale generator" status from FERC. In order to establish units as "exempt wholesale generators," certain findings are needed from the RIPUC.

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

Rates

     Rates charged by Montaup (which sells power only for resale) are subject to the jurisdiction of FERC. The rates for services rendered by the Retail Subsidiaries for the most part are subject to approval by and are on file with the DTE in the case of Eastern Edison and with the RIPUC in the case of Blackstone and Newport. For the twelve months ended December 31, 1999, 47% of EUA's consolidated revenues were subject to the jurisdiction of FERC, 24% to that of the DTE and 19% to that of the RIPUC. The remaining 10% of consolidated revenues were generated from EUA Cogenex and EUA Energy Investment and are not subject to jurisdiction of utility commissions. Additionally, rates charged by OSP are subject to the jurisdiction of FERC. All OSP (Unit 1 and Unit 2) power contracts have been approved by FERC. However, pursuant to the OSP unit power agreements, rate supplements are required to be filed annually subject to FERC approval. This process may result in rate increases or decreases to OSP power purchasers.

     Recent general rate increases for Montaup and the Retail Subsidiaries are as follows (In Thousands):

                         Applied For               Effective (1)
                    Annual                     Annual
                    Revenue         Date       Revenue       Date
Federal
 - Montaup   See Electric Utility Industry Restructuring
Massachusetts
   DTE - 99-106       (150)         8/25/99       (150)     9/1/99
Rhode Island
   - Blackstone
  RIPUC - 2498       3,094         11/15/96(2)   2,821      1/1/97
  RIPUC - 2498       2,265         11/15/97(3)   2,265      1/1/98
 - Newport
  RIPUC - 2499       1,437         11/15/96(2)   1,425      1/1/97
  RIPUC - 2499       1,031         11/15/97(3)   1,055      1/1/98

Notes:
   (1)  Per final order or settlement agreement.
   (2) The revenue requirement represents the compliance with R.I.G.L. 39-1-27.4 to file performance based rates reflecting the change in the Consumer Price Index for the most recent 12 months ended September 30, 1996.
   (3)  The revenue requirement represents the compliance with R.I.G.L. 39-1-
        27.4 to file rates reflecting the change in the Consumer Price Index for the most recent 12 months ended September 30, 1997.

FERC Proceedings - Transmission:   On May 14, 1999, Montaup filed amendments to
the Open Access Transmission Tariff (OATT) that modifies the charges for Ancillary Services. The tariff amendments provide for the charges for Ancillary Services to reflect a pass-through of the costs that the Company would incur in obtaining the services from third parties if the NEPOOL OATT no longer provides for such services.

     On June 30, 1999, Montaup filed a modification to the OATT that reduces the rate of return on common equity from 11.1% to 10.65%. This rate reduction is made with the consent of Montaup's wholesale customers and is consistent with the settlement agreement in Docket Nos. ER97-4691-000 and ER98-861-000 with those customers.

     On September 24, 1999, Montaup filed an amendment to its existing OATT to comply with the terms and conditions of the NEPOOL Settlement Agreement, filed on April 7, 1999, by adding the Phase I and Phase II Uplift charges to its retail transmission rate in order to ensure recovery of those expenses. Phase I and Phase II Uplift charges are to resolve all claims of alleged double charges or overpayments resulting from the treatment of Excepted Transactions under the NEPOOL OATT. Excepted Transactions are transmission agreements that individual transmission owners have with third parties in effect on November 1, 1996 as specified in Section 25 of the NEPOOL OATT which will continue to be in effect for the term of their agreements.

FERC Proceedings - Supply: On October 29, 1997 Montaup filed settlement agreements in Dockets ER97-2800 and ER97-3121 among Montaup, Blackstone, Newport, RIDIV, RIPUC and the R.I. Attorney General; a settlement agreement among Montaup, the Division of Energy Resources of the Office of the Attorney General of Massachusetts and Eastern Edison; separate settlements between Montaup and the Middleborough Gas and Electric Department; Montaup and the Pascoag Fire District; and a settlement between Montaup and Taunton Municipal Lighting Plant. These settlements shorten the notice of termination from three years to 90 days. These agreements were approved by FERC in orders issued in 1997 and 1998. (See Electric Utility Industry Restructuring for further discussion of the termination of Montaup's all-requirements contracts with its affiliated customers and other electric utility industry restructuring issues.)

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

     On November 30, 1998, Montaup petitioned FERC to approve the sales of its 160 mw Somerset Station to Somerset Power, LLC for approximately $55 million and its 2.63% interest in Wyman Station electric generating plant to FPL Energy Wyman IV LLC for approximately $2.4 million. FERC approved these transactions in an order issued on March 15, 1999.

     On January 7, 1999, Montaup petitioned FERC to approve the sale of its 2.9% interest in the Seabrook nuclear generating facility to Great Bay Power Corporation for approximately $3.2 million. The agreement also provides that Montaup prefund its 2.9% share of the unit's decommissioning liability up to an agreed upon amount at the time of sale. Great Bay will assume all future operating and decommissioning obligations of the unit. Approval was granted in an order issued by FERC on April 12, 1999.

     On February 1, 1999, Montaup filed with FERC an agreement for the transfer of approximately 177 mw of its purchased power obligations to Constellation Power Source Inc. (Constellation) in exchange for fixed monthly contributions from Montaup beginning in 1999 and ending December 31, 2009. Constellation will assume all future Canal I, McNeil, Northeast Energy Associates,
Blackstone Hydro Electric and Hydro Quebec Firm Energy contractual obligations of Montaup less the fixed monthly contribution for the balance of the contracts periods. FERC accepted the agreement on June 18, 1999.

     On February 5, 1999, Montaup petitioned FERC for a declaratory order approving Montaup's recovery of a proposed buyout of Montaup's obligations under the Pilgrim Nuclear Station Purchased Power Agreement with Boston Edison
(BEC) and above market costs of a purchase power agreement with the station's prospective owner. The buyout agreement is in conjunction with BEC's plans to sell the unit to Entergy Nuclear Generating Co. (Entergy). Along with the buyout payment of $111.7 million, Montaup has agreed to a short-term, fixed price purchased power contract with Entergy for declining shares of Pilgrim's output beginning with 11% in 1999 and ending with 5.5% in 2004. Entergy will assume all future operating and decommissioning obligations of the unit.
FERC approved the transaction in an order issued on April 30, 1999.

     On February 12, 1999, Montaup petitioned FERC to implement a Residual Value Credit (RVC) effective April 1, 1999. The RVC would lower Montaup's CTC to the Retail Subsidiaries as a result of Montaup's generation assets divestiture and other adjustments. Montaup requested to lower the CTC it bills from 3.04 cents per kWh to 2.10 per cents kWh for Eastern Edison and from
3.0 cents per kWh to 2.04 cents per kWh and 2.06 cents per kWh in the case of Blackstone and Newport, respectively. This filing was accepted and made
effective on April 1, 1999.   See Electric Utility Industry Restructuring.

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

     On April 1, 1998, Blackstone and Newport filed their Annual Performance Standards Report in Compliance with RIPUC Order 15383. This report presented Blackstone's and Newport's performance against each of the Performance Standards based on actual data for the twelve months ending December 31, 1997 resulting in revenue increases of $127,288 for Blackstone and $69,088 for Newport. These increases were being collected through a per-kilowatthour factor effective July 1, 1998 through June 30, 1999. Blackstone and Newport made their Annual Performance Standard Report filing for the twelve months ending December 31, 1998 in April 1999. As presented in the filing, Blackstone's 1998 performance entitles it to a net reward of $172,620 and Newport's performance entitles it to a reward of $90,095. The revenues were to be collected by the Performance Based Revenue factor from July 1, 1999 through June 30, 2000.

     On April 26, 1999, Blackstone and Newport filed their recommendations to RIPUC Docket No. 2888, and filed consolidated factors to resolve all other issues from Docket Nos. 2514 and 2891. RIPUC Docket No. 2514 addressed Blackstone and Newport's Annual Performance Standards and Performance Based Ratemaking revenue reward collection factors, excess revenue refunds in compliance with the return on equity filing, the 1996 PCAC refund and the estimated CTC over recovery. RIPUC Docket No. 2891 included Blackstone's and Newport's Standard Offer Cost Adjustment provisions, which proposed a factor that would true up final balances related to the companies' fuel adjustment clause accounts, a reconciliation of interim generation services and a reconciliation of Standard Offer Service from June to December 1998. RIPUC Docket No. 2888, Implementation of Residual Value Credit, proposed a Transition Cost Adjustment Clause, a Transition Cost Adjustment Factor that would flow through Montaup's Contract Termination Charge, and a refund of Blackstone's portion of the overcollection of Montaup's 1996 Purchase Capacity Adjustment Clause from 1997. Blackstone and Newport implemented the consolidated factors for May through December 1999.

     On October 29, 1999, Blackstone and Newport made a Standard Offer Service Tariff Advice filing with the RIPUC, Docket No. 3022. The purpose of this filing was to update the Companies' tariffs to reflect the change in Montaup's Standard Offer Rate effective January 1, 2000 and also to update the Companies' Last Resort Service rates. These rates were approved by the RIPUC on December 17, 1999. Effective January 1, 2000, Blackstone and Newport began billing the new Standard Offer Rate at a flat rate of 3.8 cents per kilowatthour.

     On March 1, 1999, Blackstone and Newport filed with the RIPUC to reduce their transition charge from 2.8 cents per kilowatthour to 2.04 cents and 2.06 cents per kilowatthour, respectively, to reflect the RVC representing the net proceeds from the divestiture of Montaup's generation assets which lowers the contract termination charge that Montaup charges Blackstone and Newport. This new rate became effective on May 1, 1999.

     On December 2, 1999, Blackstone and Newport filed with the RIPUC to increase their transition charges from 2.04 cents per kilowatthour and 2.06 cents per kilowatt-hour to 2.14 cents per kilowatt-hour and 2.16 cents per kilowatthour, respectively. The transition charges increase was proposed to be effective on January 1, 2000, coincident with the expected change in Montaup's contract termination charge. The RIPUC, at an open meeting on December 16, 1999, voted to suspend the proposed transition charge increase and authorized Blackstone and Newport to continue billing the last approved transition charges. The foundation for the RIPUC's action on this matter was knowledge that settlement negotiations were in progress on Montaup's residual value credit filing which could favorably impact the level of Montaup's contract termination charge to the Companies.

     On February 24, 1999, Blackstone petitioned the RIPUC to make certain findings that would enable Blackstone's hydroelectric facilities to be designated eligible facilities under the Public Utility Holding Company Act, a condition to closing the sale of the facilities. The RIPUC issued an order making the necessary findings on March 31, 1999.

     On April 27, 1999 the Division of Public Utilities and Carriers and the Attorney General filed a petition seeking an investigation and reduction in the rates and charges of Blackstone and Newport. In their petition, the Division and Attorney General requested that the RIPUC:

     - Determine the amount of refund to be made by Blackstone and Newport for excess earning from January 1, 1999 until the conclusion of the proceeding;
     - Determine the appropriate present and prospective cost of common equity for Blackstone and Newport; and
     - Determine the prospective rate reductions necessary to resolve Blackstone's and Newport's overearnings, to eliminate excess revenue, and to conform the returns earned by Blackstone and Newport to their actual cost of common equity.

     The Commission accepted the petition, and opened Docket No. 2911 to begin an investigation into the matters raised in the petition. On February 9, 2000, an amended stipulation and settlement agreement was filed with the RIPUC in Docket No. 2930, which resolves all of the issues raised in this proceeding.

     On May 20, 1999, Blackstone, Newport and Narragansett, NEES's Rhode Island subsidiary, collectively submitted a Rate Plan in support of the Merger (the Rhode Island Rate Plan) with the RIPUC, docketed as RIPUC 2930, seeking approval for the Rhode Island Rate Plan and merger of Blackstone and Newport, EUA's Rhode Island distribution subsidiaries, into Narragansett. A supplemental filing was submitted collectively in September 1999 and on February 9, 2000, a settlement agreement was submitted to RIPUC. The settlement provides for, among other things:

     - immediate rate reductions totaling $13.1 million for the combined customers of the three companies;
     - a rate freeze at the post-reduction level through December 31, 2004 subject only to limited exogenous events;
     - rate equalization for customer classes of the three individual companies subsequent to the merger;
     - a sharing of merger related savings between the Company and customers subject to demonstration proofs made by the Company;
     - company commitment to service quality including increased penalties for service quality deterioration, and;
     - a long term incentive rate plan designed to require the Company to maintain rates at a level below an agreed upon rate path in order to retain a share of the merger savings.
     - a resolution of Blackstone's and Newport's overearnings; RIPUC Docket No. 2911.

     Hearings on the uncontested settlement agreement concluded on February 29, 2000. A decision by the RIPUC is expected close to the time of the issuance of this report.

     On August 24, 1999, Blackstone, Newport and Narragansett filed a petition for approval of Merger with the Division of Public Utilities and Carriers, seeking approval to have Blackstone and Newport merged with and into the Narragansett. The Division established Docket No. D-99-12 to address this matter. On December 3, 1999, the Attorney General filed a motion to intervene. On December 23, 1999, a notice of public hearing was issued establishing a public hearing dated for January 6, 2000. On December 30, 1999, the Attorney General and the Division filed testimony. On February 10, 2000, the Division held a hearing to introduce the testimony and exhibits of the Companies and intervenors into the record, including the Stipulation and Settlement Agreement filed in Docket No. 2930. On February 9, 2000, an Amended Stipulation and Settlement was filed with the RIPUC in Docket No. 2930 which if approved, will resolve all of the issues raised by the Attorney General and the Division.

Massachusetts Proceedings:   On December 31, 1997, Eastern Edison made a
partial compliance filing of unbundled rates and Terms and Conditions to facilitate its Settlement Agreement and received an order approving them on January 8, 1998. On February 9, 1998, Eastern Edison made a second compliance filing of retail delivery rates, standard offer service, and default service. On February 25, 1998, Eastern submitted revisions to its February 9, 1998 compliance filing and on February 27, 1998, the DTE approved the filing. Rates were effective March 1, 1998 coincident with retail choice of electricity supplier. On that date, Eastern Edison began billing a transition charge of 3.04 cents per kilowatthour and a Standard Offer rate of 2.8 cents per kilowatthour.

     On March 12, 1999, Eastern Edison made a filing with the DTE to reduce its transition charge from 3.04 cents per kilowatthour to 2.10 cents per kilowatthour to reflect the residual value credit calculated from the divestiture of Montaup's generation assets which lowers the contract termination charge that Montaup charges Eastern Edison. The filing also requested an increase in Eastern Edison's Standard Offer Rate from 3.1 cents per kilowatthour, which became effective January 1, 1999, to 3.5 cents per kilowatthour. These changes were approved and became effective on April 1, 1999.

     On August 25, 1999 Eastern Edison filed rates and charges designed to comply with the DTE's August 19, 1999 directive on meeting the 15 percent rate reduction required under the Restructuring Act, DTE Docket No. 99-106. The compliance filing reflected reduced transition charges and temporary statutory compliance credit tariff provisions. The reduced transition charges would produce a deferral of approximately $900,000 which would be recovered under the terms of Eastern Edison's Transition Charge Tariff provision. The temporary statutory compliance credits would result in a revenue reduction of approximately $150,000. The DTE approved the proposed rates and charges effective September 1, 1999.

     On July 1, 1997, the EUA Companies filed their Plan for Implementing Divestiture and Corporate Restructuring with the DTE, Docket DTE 97-105. The plan was updated in a supplemental filing on November 21, 1997. A third filing in this docket, seeking approval of the sales of Montaup's 160 mw Somerset Station to Somerset Power, LLC and its 1.96% interest in Wyman Station electric generating plant to FPL Energy Wyman IV LLC, was made on December 4, 1998. The DTE approved the sales process and the transactions on April 23, 1999.

     On August 7, 1998, Montaup petitioned the DTE to approve the sale of its 50% interest in the Canal 2 generating facility to Southern Energy New England, LLC. This filing was docketed DTE 98-83 and consolidated with Docket DTE 98-78, the ComEnergy companies' petition for sale of its generating assets. Approval of the sale was granted in an order issued by the DTE on October
30, 1998.

     On January 9, 1999, Montaup petitioned the DTE to approve the sale of its 2.9% interest in the Seabrook nuclear generating facility to Great Bay Power Corporation. This was docketed DTE 99-9 by the DTE and was approved in an order issued on November 4, 1999.

     On February 16, 1999, Eastern Edison petitioned the DTE to approve its guaranty of the obligations of Montaup pursuant to Montaup's purchase and sale agreement with Constellation Power Source. This was docketed DTE 99-21 by the DTE and was approved on July 28, 1999.

     On April 30, 1999, Eastern Edison and Massachusetts Electric Company
(MECO) collectively submitted a Rate Plan in Support of Merger (Massachusetts Rate Plan) with the DTE seeking approval of the rate plan and the merger of Eastern Edison, EUA's Massachusetts electric into MECO a New England Electric System (NEES) electric distribution subsidiary. On November 29, 1999, a settlement agreement entered into by all of the intervening parties was submitted. The uncontested settlement provides for, among other things:

     - immediate rate reductions totaling $10 million for all customers of the combined MECO and Eastern Edison entity and customers of Nantucket Electric Company, another Massachusetts electric distribution subsidiary of NEES;

     - a rate freeze at the post reduction rate levels through February 28, 2005 (Rate Cap Period) subject only to limited exogenous events;

     - a rate path for the period from March 1, 2005 through December 31, 2009 (Rate Index Period) during which MECO's distribution rates are to be indexed to an average of regional distribution rates of similarly unbundled investor owned utilities. The index is to be based on MECO's rates at the inception of the Rate Index Period relative to the regional average but in no case in excess of 90% of such average;

     - an opportunity for MECO to include earned savings in its cost of service for rate making purposes for the period commencing January 2010 and ending 20 years from the effective date of the settlement;

     - a comprehensive service quality plan which provides incentives and penalties so that service quality in the combined service territory will be maintained and enhanced throughout the 20-year rate plan period.

     Hearings on the settlement concluded in early February. An order approving the settlement agreement in Massachusetts was received from the DTE on March 15, 2000.

     On November 29, 1999 Eastern Edison filed to increase the price of Standard Offer Service to be effective January 1, 2000. On December 10, 1999 Eastern Edison refiled with the Department a proposal to increase the price of Standard Offer Services from 3.4 cents per kilowatthour to 3.8 cents per kilowatthour and to adjust its transition charge to meet the Department requirements to maintain a 15 percent overall rate reduction. On December 17, 1999, the Department issued additional guidelines related to maintaining the 15 percent overall rate reductions. On December 22, 1999 Eastern Edison presented a revised filing in conformance with the Department's directives. On December 30, 1999, the Department ordered that the operation of the rates and charges, as revised by Eastern Edison, be suspended and the use thereof deferred until January 14, 2000, unless otherwise ordered by the Department. On January 4, 2000, Eastern Edison submitted a second revised filing designed to further meet the Department's 15 percent rate reduction requirements. The Department approved the rates and charges proposed by Eastern Edison effective January 1, 2000. Approval of this proposal eliminated the temporary distribution rate credit implemented on September 1, 1999.

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

Superfund Requirements:   Remediation of contaminated sites is subject to
federal and state legislation and regulation. At the federal level, the governing statute is the Comprehensive Environmental Responsibility, Compensation, and Liability Act of 1980 (CERCLA), as amended by the Superfund Amendments and Reauthorization Act of 1986. In Massachusetts, the superfund statute is known as Chapter 21E, while in Rhode Island it is called the "Industrial Property Site Remediation and Reuse Act." In addition, certain sections of the Massachusetts and Rhode Island hazardous waste requirements are relevant to the reporting, study, and cleanup of site contamination. Such authorities impose liability for site contamination and spills and authorize response by government agencies. Under these provisions, joint and several liability may be imposed for cleanup costs upon, among others, the owners or operators of a facility where hazardous substances were disposed, the party who generated the substances, or any party who arranged for the disposition or transport of the substances. Due to the nature of the business of EUA's utility subsidiaries, certain materials are generated that may be classified as hazardous under CERCLA, Chapter 21E and Rhode Island law. As a rule, the subsidiaries employ licensed contractors to dispose of such materials. (See
Item 3. LEGAL PROCEEDINGS - Environmental Proceedings, for a discussion of specific sites where such authorities have been invoked.)

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

     Some states have enacted regulations to limit the strength of EMF at the edge of transmission line rights-of-way. The Rhode Island legislation has enacted a statute which authorizes and directs the Rhode Island Energy Facility Siting Board to establish rules and/or regulations governing construction of high voltage transmission lines of 69 kv or more. In addition, in Rhode Island an energy facility siting application, must include, when applicable, any current independent, scientific research pertaining to EMF exposure for review by the Board. Management cannot predict the impact if any, which legislation(s) or other developments concerning EMF may have on the EUA System.

Water Regulation:   The objective of the Federal Water Pollution Control Act
(FWPCA) is to restore and maintain the chemical, physical, and biological integrity of the nation's surface waters, and it prohibits the discharge of pollutants (including heat) into navigable waters without a permit. Similar laws have been adopted in Massachusetts and Rhode Island. All wastewater discharge permits for plants in Massachusetts are issued jointly by the EPA and MADEP. These same agencies also regulate certain industrial stormwater discharges. The EPA has promulgated requirements under the authority of the FWPCA regarding the preparation of oil spill prevention, countermeasure and control (SPCC) plans for certain oil storage facilities that are located near a waterway. Similar requirements are imposed under the authority of the Oil Pollution Act of 1990 and mandate the preparation of contingency plans to prevent releases of oil into waters of the United States and to ensure that sufficient resources are in place and ready to respond to any release of oil.

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

Permit Transfers:   Because Montaup's Somerset Station was sold to NRG Energy
(NRG), the environmental permits covering operation of those assets were transferred to NRG. The transfer was completed in April 1999 and no interruption in operation or other adverse impact is expected to occur as a result of the transfer. See Electric Industry Restructuring - Divestiture for a discussion of Montaup's divestiture of its generating assets.

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

The Year 2000 Issue

     On June 30, 1999, EUA reported to the North American Electric Reliability Council (NERC) that all of its mission critical systems were Year 2000 ready, consistent with the recommended industry schedule published by NERC. During the transition to the year 2000, EUA did not experience any significant problems. There were no disruptions to operations and none of EUA's customers were impacted as a result of Year 2000 problems. In addition, there were no significant problems with any business systems during the transition period or since.

     EUA's Year 2000 Program successfully negated the potential impact on EUA's computer systems and embedded systems and components that could have resulted from a common software program code convention that utilized two digits instead of four to represent a year. This disclosure constitutes a Year 2000 Statement and Readiness Disclosure. It is subject to the protections afforded it as such by the Year 2000 Information and Readiness Disclosure Act of 1998.

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

The following types and quantities of date sensitive IT systems were identified and remediated:

       - Central Applications: 54 date sensitive items consisting of centralized computing software that addressed major business and operational needs were identified; 67% required repair or replacement.

       - Server Based Networks: 22 date sensitive items consisting of networked applications, as well as supporting computing and communications equipment were identified; 55% required repair or replacement.

       - Desktops: 48 categories of items typically consisting of personal computer hardware and software were identified; 52% of such categories required repair or replacement.

       - Infrastructure: 44 items consisting of components of central IT operations (e.g., the mainframe computer, its operating system and centralized database) were identified; 57% required repair or replacement.

       - Embedded Systems and Components: 3,977 items were identified; 96% were Year 2000 ready or inert. 4% were tested - none failed.

     EUA utilized a four phased approach to address information technology (IT) issues. The four phases were: Analysis, Remediation, Unit Testing and Integration Testing. The Analysis phase consisted of two stages. The first stage consisted of conducting an inventory of all products, applications and systems, department by department. The second stage consisted of an assessment of the risk (potential impact and likelihood of failure) of each item identified in the inventory. Items identified as not being Year 2000 ready were repaired or replaced during the Remediation phase. The Unit Testing phase involved testing at the module, program and application level to assure that each such item functioned properly after repair or replacement. Finally, in the Integration Testing phase, dates were moved ahead, data were aged, and all date conditions pertinent to each application or product were tested "end-to-end" to assure that each item was tested in its final complete environment. As of June 30, 1999, each phase described above was 100% completed and all mission critical systems were Year 2000 ready. All mission critical non-information systems (i.e., embedded systems and components) were also 100% Year 2000 ready as of June 30, 1999 as well.

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

     As a result of this process, the purchasing department and/or the department(s) utilizing the goods or services in question were able to confirm to their satisfaction that all mission critical vendors and a significant majority of the important vendors had provided adequate evidence of their Year 2000 readiness. All remaining vendors were monitored as the process of gathering their Year 2000 readiness information continued. This process was essentially complete on June 30, 1999. Contingency plans were developed for services provided by all mission critical vendors. Those plans identified workarounds for any mission critical vendor for which there was not an alternative source. EUA did not experience any Year 2000 vendor-related problems during the transition period or since then.

Costs to Address EUA's Year 2000 Issues: Through December 31, 1999, EUA incurred costs of approximately $7.5 million to address Year 2000 issues, including approximately $4.7 million of non-incremental labor, $1.2 million of capital expenditures and $1.6 million of consulting and other costs. The company estimates it will incur additional costs of approximately $500,000 from January 1, 2000 through March 31, 2000, to complete its Year 2000 Program including approximately $400,000 of non-incremental labor and $100,000 of consulting and other costs.

Risks of EUA's Year 2000 Issues: EUA's first priority was to minimize any potential disruptions to electric service as a result of the Year 2000. Since the provision of electric service depends in large part on the viability of the New England power grid, EUA actively participated on ISO/NEPOOL's Year 2000 operating and oversight committees. EUA's assessment of its own transmission and distribution equipment and facilities indicated that the risk of failure of this equipment did not appear to be significant.

     In addition to electric service received from the New England power grid, dependable voice and data telecommunications are also critical to EUA's ongoing operations. EUA's internal telecommunication systems were Year 2000 ready as of June 30, 1999. Since EUA also relies heavily on external telecommunication systems, i.e., the local and regional telephone systems, and had identified these providers as critical vendors, EUA had gathered extensive documentation regarding their Year 2000 efforts and status. This included face-to-face meetings with representatives of these companies and attendance at public conferences sponsored by them at which they described their Year 2000 process and progress. Each of these companies anticipated being Year 2000 ready and devoid of major system failures. Nevertheless, EUA had provided for several methods for maintaining adequate communications. For example, if the regional, land-line telephone systems were not in service, EUA could rely on mobile or cellular telephones. If those failed, EUA maintains mobile radios. Further, all of EUA's operating locations, including EUA Service Corporation, are linked through a captive microwave telecommunications system.

     No other significant reasonably likely failure scenarios stemming solely from problems relating to Year 2000 had been identified. EUA's most reasonably likely Year 2000 related worst case scenario would have been the occurrence of isolated year 2000 failures such as described above in conjunction with a severe winter storm. However, EUA believed that such year 2000 failures would not likely have affected whether the storm event would have a material impact on EUA's business or financial condition. In this context, and based on its communications with key vendors and customers and its long experience with storm events, EUA did not anticipate significant adverse effects on its relationships with its customers or vendors, or any resulting material adverse effects on its business or operations.

     None of the potential transition period Year 2000 risks described above materialized. The New England power grid was stable and there were no Year 2000 related disruptions to electric service. In addition, the telecommunication systems, both internal and external, remained viable and functioning throughout the transition period and since. Finally, there was no storm activity in EUA's service territories during the Year 2000 transition period.

Year 2000 Contingency Plans: Contingency planning teams consisting of managers and employees experienced in system reliability, disaster recovery and risk were established and made responsible for developing contingency plans. The overall strategy was to identify Year 2000 risks, both internal and external to EUA, that could have a material impact on EUA's operations or financial well being. For such risks, formal, written contingency plans were created. Preliminary plans were developed in March 1999 and final contingency plans were in place and ready to implement as of June 30, 1999. Although EUA had an expanded Year 2000 team in place throughout the transition period, it was not necessary to implement the contingency plans.

     In addition to the contingency plans described above which were designed to ensure a rapid recovery from any Year 2000 related failures, EUA had also developed a formal, written Implementation Plan. The purpose of this plan was to ensure that the activities necessary to maintain a clean systems environment from July 1, 1999 through the transition weekend and into the year 2000 were properly planned for, appropriately communicated throughout the company, and understood by those responsible for performing the various tasks. This plan included provisions for additional staffing during the transition weekend to monitor mission critical systems and to resolve any Year 2000 issues, which might arise. The Implementation Plan, which was in place as of June 30, 1999, has been completed successfully.

Summary: The amount of effort and resources necessary to address Year 2000 issues and make EUA Year 2000 ready was significant. There were dedicated teams in place, guided by a formal implementation plan, to ensure EUA remained Year 2000 ready throughout the transition to the year 2000. The effort expended to prepare EUA for a successful transition to the year 2000 was an overwhelming success. There were no significant Year 2000 disruptions to electric service or other company operations. It is management's belief, which has been validated by outside technical consultants and other experts, that EUA's preparation and execution of its Year 2000 Program was successful, and appropriate in size, scope and cost.

Other

     EUA occasionally makes forward-looking projections of expected future performance or statements of our plans and objectives. These forward-looking statements may be contained in filings with the SEC, press releases and oral statements. This report contains information about the Company's future business prospects. These statements are considered "forward-looking" within the meaning of the Private Securities Litigation Reform Act. These statements are based on the Company's current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. The Company expressly undertakes no duty to update any forward-looking statement.

Item 2.                     PROPERTIES

Power Supply

     During 1999, EUA divested Somerset Station, Pawtucket Hydro facility, the Eldred and Jepson diesel units, and its joint ownership interests in Wyman Unit #4 and the Seabrook Nuclear Station. In addition, Montaup transferred all of its entitlements under purchased power contracts, except for Vermont Yankee and Pilgrim, under long term contracts (See Item 1. BUSINESS - Electric Utility Restructuring, Generation Divestiture). The following table summarizes Montaup's remaining generation investments and purchase power arrangements as of December 31, 1999.

     The EUA System (including retail load served by alternate suppliers) experienced a new all-time peak demand of approximately 1,005 mw on July 19, 1999.

                        EUA System Capability
         Generating Units in Service as of December 31, 1999

                                                      Gross   Winter Max    Gross           Net
In                                                    System  Claimed       System  Unit    System
Service               Fuel        Owner               Share   Capability    Share   Sales   Share
Date   Unit Name      Type        Operator             %       MW           MW      MW      MW
JOINT OWNERSHIP:
1986   Millstone 3    Nuclear     Northeast
                      Utilities (1)                   4.01%    1,140.00     45.70   45.70    0.00
                               SUBTOTAL:                                    45.70   45.70    0.00
EQUITY OWNERSHIP:
1972  Vermont  Nuclear            Vt. Yankee
      Yankee          Nuclear Power (1)               2.25%      529.08     11.90    11.90   0.00
                               SUBTOTAL:                                    11.90    11.90   0.00
PURCHASED POWER:
1968  Canal 1   No. 6 Oil         Canal Electric     25.00%      566.00    141.50   141.50   0.00
                       Company (2)
1972  Pilgrim 1 Nuclear            Entergy Nuclear   11.00%      667.48     73.42    73.42   0.00
                       Generation Co. (1)
1984  McNeil    Wood   Burlington Electric
                       Department (2)                15.24%       53.00      8.08     8.08   0.00
1990  OSP 1     Gas    Ocean State
                       Power (2)                     28.00%      310.00     86.80    86.80   0.00
1991  OSP 2     Gas    Ocean State
                       Power (2)                     28.00%      307.00     85.96    85.96   0.00
1991  NEA       Gas    Northeast Energy
                       Assoc. (2)                     8.62%      333.43     28.74    28.74   0.00
                               SUBTOTAL:                                   424.50   424.50   0.00
HYDRO QUEBEC ENTITLEMENT:
1991  Hydro Quebec
      I & II    Hydro  HQ/ISO-NE                      4.06%      630.00     25.57    25.57   0.00
                               SUBTOTAL:                                    25.57    25.57   0.00
      TOTAL GROSS SYSTEM CAPABILITY (MW)                                   507.68
         LESS: UNIT CONTRACT SALES (MW)                                             507.68
           TOTAL NET SYSTEM CAPABILITY                                                       0.00

Note:    See Item 1. BUSINESS Electric Utility Industry Restructuring and
         Generation Divestiture for a discussion of EUA's exit from the electric generation business.

      (1) As of December 31, 1999, Montaup had entered into agreements to sell to non-affiliated parties the output from these units through December 31, 2000.
      (2) As of December 31, 1999, Montaup transferred there purchased power agreements to various non-affiliated parties pursuant to electric utility restructuring settlements.

     Montaup's participation in generating units of which it is not the sole owner takes various forms including stock (equity) ownership, joint ownership and purchase contracts. In most cases (other than short-term purchased power contracts) the purchaser is required to pay its share (i.e., the same percentage as the percentage of its entitlement to the output) of all of the costs of the generating unit (whether or not the unit is operating) including fixed costs, operating costs, costs of additional construction or modification, costs associated with condemnation, shutdown, retirement, or decommissioning of the unit, and certain transmission charges. Under its contracts with Maine Yankee, Connecticut Yankee Atomic Power Company, Vermont Yankee Nuclear Power Corporation and Yankee Atomic and, under its agreements relating to Phase II of the interconnection with Hydro-Quebec, Montaup may be called upon to provide additional capital and/or other types of direct or indirect financial support. (See Item 1. BUSINESS - Nuclear Power Issues.) (See also Item 1. BUSINESS - Electric Utility Industry Restructuring regarding Montaup's disposition of its generating assets.)

Other Property

     The EUA System owns approximately 7,900 miles of transmission and distribution lines and approximately 84 substations located in the cities and towns served.

     In addition to the above, the Retail Subsidiaries, Montaup, and EUA Service also own several buildings which house distribution, maintenance or general office personnel. See Note E of Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, Notes to Consolidated Financial Statements contained herein for the year ended December 31, 1999, regarding encumbrances.

Item 3.                     LEGAL PROCEEDINGS

Rate Proceedings

     See descriptions of proceedings under Item 1. BUSINESS - Rates.

Environmental Proceedings

     1. In March 1985, Blackstone was notified by the DEQE, which is now the MADEP, that it had been identified, along with other parties, as a potentially responsible party (PRP) under Massachusetts law with respect to a condition of soil and ground water contamination at a site in Lowell, Massachusetts. The site in question was occupied by a scrap metal reclamation facility which received transformers and other electrical equipment from utility companies and other facilities from the early 1960s and until 1984. Among the contaminants apparently released at the site were PCBs. The PRPs, including Blackstone, performed site studies and proposed a remedial action plan which was approved by the DEQE several years ago. The remediation option selected was solidification of onsite material. However, as a result of a risk assessment required under MADEP's current regulations, the PRPs may instead choose to cap the site with the cost of remediation ranging from $250,000 for capping to $600,000 for solidification. Blackstone is alleged to be the fifth ranked generator, and its estimated 2% share allocation is considerably less than the shares of the four largest contributors at the site. In 1997, the PRPs resolved outstanding issues with the MADEP relative to the status of the site under the current Massachusetts Contingency Plan (MCP). A Phase II site study has been completed and site remediation should be underway in the near future; Blackstone's share of these costs is expected to be minimal.

     2. On July 14, 1987, the Commonwealth of Massachusetts (the Commonwealth), on behalf of the MADEP, filed a cost recovery action pursuant to CERCLA and Massachusetts General Law Chapter 21E against Blackstone in the United States District Court for the District of Massachusetts (District Court). The Complaint seeks $2.2 million in costs incurred by the MADEP in the cleanup of an alleged coal gasification disposal waste site at Mendon Road in Attleboro, Massachusetts. Blackstone has contested the MADEP's cost recovery action, arguing, inter alia, that the ferric ferrocyanide (FFC) waste removed from the Mendon Road site was not "hazardous" within the meaning of CERCLA or Massachusetts General Laws Chapter 21E, and that the MADEP's cleanup actions were inconsistent with the National Contingency Plan (NCP). On November 25, 1991, the District Court held that the waste was "hazardous" within the meaning of both statutes and on December 20, 1992, the District Court held Blackstone and a co-defendant, the Courtois Sand & Gravel Co. (Courtois) liable for an undetermined amount of cleanup costs. The District Court remanded the case to the MADEP to supplement the administrative record with Blackstone's oral and written comments concerning the cleanup. On March 19, 1993, Blackstone made an oral presentation to the MADEP and on April 19, 1993, Blackstone submitted written comments. On December 13, 1994, the District Court issued a judgment against Blackstone, finding Blackstone liable to the Commonwealth for the full amount of response costs incurred by the Commonwealth in the cleanup of the Mendon Road site. The judgment also found Blackstone liable for interest and litigation expenses calculated to the date of judgment. The total liability at December 31, 1994 was approximately $5.9 million, including approximately $3.6 million in interest which had accumulated since 1985.

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

     Blackstone appealed the District Court's judgment and on October 6, 1995, the First Circuit Court of Appeals vacated the District Court's $5.9 million judgment. Rather than remand the case to the District Court for a trial on the issue of whether FFC is a hazardous substance, the Circuit Court exercised its primary jurisdictional powers to send the matter to the EPA for an administrative determination on the issue. On January 9, 1997, Blackstone met with representatives of EPA and the Commonwealth to discuss the procedure EPA would follow in resolving the FFC issue. In January 1997, Blackstone submitted written comments which were followed by the Commonwealth's written reply in March 1997. Both parties submitted additional memoranda to the EPA during the remainder of the year but the EPA has not yet made a determination as to whether FFC is a hazardous substance. Given the present posture of the case, Blackstone may not be liable for the Commonwealth's Mendon Road cleanup costs, but further court proceedings are likely.

     In October 1987, without admitting liability, Blackstone entered into an Administrative Consent Order with the MADEP regarding the Mendon Road site and another alleged coal gasification site discovered by the MADEP approximately 1/4 mile away in Attleboro known as the Lawn Street site. Under the Order, Blackstone agreed to perform preliminary assessments at both sites in order to determine what remediation, if any, is necessary at the sites. On August 15, 1996, Blackstone entered into an Amended Administrative Consent Order to complete investigation and cleanup of these sites pursuant to the revised Massachusetts Contingency Plan, and in 1998 Blackstone purchased properties at both sites to facilitate site closure. Investigation of the Mendon Road site was completed in 1998, and it was concluded that no future remedial action will be required at the site. Investigation and cleanup of the Lawn Street site was substantially completed in 1999. Final reports, required by the Massachusetts Contingency Plan to close the site, will be completed in the first quarter of 2000.

     On January 28, 1994, Blackstone filed a Complaint in the Massachusetts District Court seeking, among other relief, contribution and reimbursement from Stone & Webster Inc., of New York and several of its affiliated companies (Stone & Webster), and Valley Gas Company of Cumberland, Rhode Island (Valley) for any damages incurred by Blackstone regarding the Mendon Road site. The District Court has denied motions to dismiss the complaint filed by Stone & Webster and Valley in 1994. This proceeding was stayed in December 1995 pending final EPA determination as to whether FFC is a hazardous substance.

     On March 22, 1996, Blackstone and Valley filed a Complaint in the Rhode Island District Court seeking contribution from Stone & Webster for the cleanup of the Tidewater site mentioned below. On June 27, 1997, that case was stayed for the same reasons that the Massachusetts case was stayed.

     3. On October 28, 1986, RIDEM notified Blackstone that there may have been a release of hazardous material at the Tidewater Plant site in Pawtucket, Rhode Island. The site was placed on EPA's CERCLIS list in 1987. The site includes the Tidewater Plant owned by Valley Gas Company (approximately 8 acres), the No. 1 Station owned by Blackstone (approximately 12 acres), and land formerly owned by Blackstone that was sold in 1968 to the City of Pawtucket (approximately 8 acres). RIDEM told Blackstone that the site contained hazardous materials and petroleum-contaminated soils due to tanks formerly located at the site. In December, 1990, after obtaining approval from RIDEM, Blackstone removed approximately 1,000 tons of soil from the site. On September 3, 1991, RIDEM initiated a site investigation which constitutes the second step in a site screening and assessment process established by the EPA to determine whether the site should be listed on the National Priorities List
(NPL) as a Superfund site. On February 3, 1993, RIDEM notified Blackstone that it required further assessment and evaluation of site conditions to determine if the site qualifies for review pursuant to the Hazard Ranking System. On September 12, 1995, RIDEM notified Blackstone and Valley of their responsibility regarding the release of hazardous substances at the Tidewater Plant site. RIDEM ordered Blackstone and Valley to conduct an environmental study of the Tidewater Plant site and adjoining lots. On the adjacent lots are the Francis J. Varieur Elementary School and the Max Read Field athletic facility and ball fields. Blackstone and Valley have entered into an agreement to share the expenses of conducting the study and/or retaining an environmental consulting firm to conduct a remedial investigation. A work plan was submitted to RIDEM in April 1996 and it was approved on June 14, 1996. Preliminary field work was completed in September 1996 and additional sampling required by RIDEM was completed in 1997. In 1998 RIDEM completed its review of the draft Remedial Investigation Report and followup documents and requested additional information. The site investigation report was completed in 1999 and identified elevated levels of contaminants over an extended area of both the surface and subsurface. A risk assessment and feasibility study will be conducted in 2000.

     4. On September 12, 1995, RIDEM demanded payment of $296,000 which represents the amount of money plus interest RIDEM expended to clean up oxide box waste at the Cumberland, Rhode Island site. Following extended discussions and negotiations with legal counsel on behalf of RIDEM, Blackstone reached an agreement with RIDEM to escrow approximately $296,000 in an interest-bearing account pending the outcome of EPA's remand proceedings to determine whether FFC is a hazardous substance. This money has been placed in an interest-bearing escrow account by Blackstone pending the outcome of EPA's proceedings for the Mendon Road site described above. If EPA finds that FFC is not a hazardous substance, Blackstone will be able to recover the escrowed funds on the ground that RIDEM's cleanup of the site in 1986 was not required by law.
In 1998, representatives of Blackstone and RIDEM discussed implementation of certain actions under Rhode Island regulations to close the site. In accordance with these discussions, Blackstone may initiate an investigation in 2000 to determine whether RIDEM's 1986 removal action meets current RIDEM regulations for sight closure.

     5. On February 11, 1997, RIDEM ordered Blackstone and Valley to conduct a site assessment of Valley's Woonsocket property (the Hamlet Avenue, Woonsocket site), which is the site of a former manufactured gas plant owned by Blackstone's and Valley's predecessor, Blackstone Valley Gas & Electric Company, and the predecessor of that company, which was Woonsocket Gas Company. The site also includes an active electric substation, and a former electric generating facility previously owned by Blackstone Valley Gas & Electric Company and a predecessor, Woonsocket Electric Machine and Power Company. The entire site consists of several adjoining properties encompassing approximately nine acres. Blackstone and Valley submitted a Work Plan on June 16, 1997. RIDEM approved the Work Plan in 1998. Phase I studies were undertaken in 1998; further field work was required by RIDEM under Phase I, and that work was completed in 1999. Blackstone expects to begin work on the risk assessment and feasibility study in 2000. Costs associated with these activities are estimated to be approximately $200,000.

     6. In accordance with the regulations implementing Chapter 21E, Montaup notified MADEP on October 2, 1998 of contamination at the South Somerset property resulting from prior permitted deposits of ash. On November 17, 1998, MADEP issued a Notice of Responsibility to Montaup with respect to investigation and remediation of the contamination at the South Somerset site. Montaup expects to complete the remediation work during 2000. The estimated cost of cleanup work is $800,000.

     7. In May 1989, the U.S. Environmental Protection Agency issued an Administrative Consent Order to Bay State Gas Company to conduct contaminant removal activities under CERCLA at a site know as Lot 55 in Brockton, Massachusetts. These removal actions, which were completed in 1990, impacted an adjacent, downgradient parcel (Lot 94-1) owned by Eastern Edison.
The removal work included the installation of an engineered cap over fill material and the erection of a security fence on part of Lot 94-1 without the prior knowledge or consent of Eastern Edison.

     Subsequent to these actions, in 1998, MADEP required Bay State Gas to conduct further investigations in accordance with regulations implementing MGL Chapter 21E. In October 1998, Bay State Gas informed Eastern Edison for the first time of the prior work conducted on Lot 94-1. It also requested access to the parcel in order to conduct these further investigations. The investigation now being undertaken by Bay State Gas Company includes the installation of groundwater monitoring wells and the collection of soil, surface water, and groundwater samples. Until these further investigations have been completed, it is not possible to determine the need for, or extent of, response actions at Lot 94-1. However, it should be noted that the regulations implementing Chapter 21E provide relief for landowners located downgradient from the source of groundwater contamination.

     Blackstone has notified certain liability insurers and has filed claims with respect to the Mendon Road site. In addition, Blackstone submitted claims to various carriers with respect to the Mendon Road, Tidewater, Lawn Street, Cumberland, and Hamlet Avenue sites.

     Blackstone, Montaup and Eastern Edison are not able to predict the outcome of any of the foregoing environmental matters or to estimate the potential costs which may ultimately result. It is the policy of EUA System Companies in such cases to provide notice to liability insurers and to make claims.
However, it is not possible at this time to predict whether the insurance carriers will honor such claims, or whether such claims can be enforced against them. With respect to any liability under CERCLA, and state counter parts to that statute, each responsible party can be held "jointly and severally" liable for clean-up costs. EUA or a subsidiary could thus be held fully liable for environmental damages for which they were only partially responsible. However, EUA might then be entitled to recover costs from other PRPs.

     As of December 31, 1999, the EUA System has incurred costs of approximately $9.5 million (excluding the Mendon Road judgment) in connection with the foregoing environmental matters. These amounts have been financed primarily by internally generated cash. EUA estimates that additional expenditures (excluding the Mendon Road judgment) may be incurred through 2000 of up to $2.2 million, $1.4 million of which relates to Blackstone, and $800,000 which relates to Montaup.

     As a general matter, the EUA System will seek to recover costs relating to environmental proceedings in their rates. Blackstone is currently amortizing all of its incurred costs over a five-year period consistent with prior regulatory recovery periods and is recovering certain of those costs in rates. Estimated amounts after 2000 are not now determinable since site studies which are the basis of these estimates have not been completed. As a result of the recoverability in current rates and the uncertainty regarding both its estimated liability, as well as potential contributions from insurance carriers and other responsible parties, EUA does not believe that the ultimate impact of the environmental costs will be material to the financial position of the EUA System or to any individual subsidiary and thus, no loss provision is required at this time.

 Other Proceedings

     On December 15, 1995, Eastern Edison exercised its right to terminate a Power Purchase Agreement (PPA) entered into with the Meridian Middleboro Limited Partnership (MMLP) and a related entity on September 20, 1993. In February and May of 1996, MMLP made demands for over $25 million under the termination provision of the PPA. On June 17, 1996, Eastern Edison responded to MMLP's demand stating that if Eastern Edison were to be liable for payments, only approximately $170,000 would be due under the termination provision. On July 18, 1996, Eastern Edison filed a declaratory judgement action in Suffolk Superior Court in Boston, Massachusetts against MMLP seeking a declaration of the rights of the parties under the PPA. MMLP's response to the complaint, filed on August 8, 1996, included counterclaims in excess of $20 million and a request for treble damages. Eastern Edison paid MMLP, under a reservation of rights, approximately $192,000 as the amount Eastern Edison might owe to MMLP. On July 20, 1998, the judge granted limited summary judgement in favor of Eastern Edison Company, finding that MMLP had not done an audit by an independent auditor as required under the subject agreement. While being challenged, an "audit" has been done. The trial commenced February 23, 2000. Eastern Edison will continue to defend itself from the counterclaims, and cannot determine the outcome of this proceeding at this time.

     Since early 1997, fourteen plaintiffs brought suits against numerous defendants, including EUA, for injuries and illness allegedly caused by exposure to asbestos over approximately a thirty-year period, at various premises, including some owned by EUA companies. The total damages claimed in all of these complaints is $34 million in compensatory and punitive damages, plus exemplary damages and interest and costs. Each complaint names between fifteen and twenty-eight defendants, including EUA. These complaints have been referred to the applicable insurance companies. Counsel has been retained by the insurers and is actively defending all cases. Six cases have been dismissed as against EUA companies. EUA cannot predict the ultimate outcome of this matter at this time.

     A pending class action, filed on March 2, 1998, in the Massachusetts Supreme Judicial Court naming all Massachusetts electric distribution companies, including Eastern Edison, and certain Massachusetts state agencies as defendants, seeks to invalidate certain sections of the Electric Utility Restructuring Act of 1997. The Act directs the Massachusetts Department of Telecommunications and Energy to impose mandatory charges on all electricity sold to customers, except those served by a municipal lighting plant, to fund energy efficiency activities and to promote renewable energy projects. In addition to declaratory judgment, plaintiffs seek remittance of monies paid by customers to each distribution company by customers for renewable projects together with any interest earned. The outcome of this class action is unknown at this time however, Eastern Edison is vigorously defending the lawsuit.

     See Item 1. BUSINESS - Fuel for Generation for a discussion of legal actions filed against the DOE. Also, see Item 1. BUSINESS - General-EUA Cogenex for a discussion of a legal matter related to cogeneration units formerly owned by EUA Cogenex.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

    None.

                            PART II
 Item 5.  MARKET FOR EUA'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

Quarterly Common Share Information (unaudited)

                       Dividends
                      Declared per
                        Common        Market Price
                        Share         High      Low
FOR THE QUARTERS
ENDED 1999:
   December 31         $0.415       30 11/16    29 7/8
   September 30         0.415       30 1/16     29 1/4
   June 30              0.415       29 9/16     28 1/4
   March 31             0.415       31          26 7/8

FOR THE QUARTERS
ENDED 1998:
   December 31         $0.415       28 1/4      24 5/8
   September 30         0.415       26 15/16    24 5/16
   June 30              0.415       27 3/8      24 7/16
   March 31             0.415       27 11/16    23 11/16


     EUA's stock is traded on the New York and Pacific Stock Exchanges. As of February 1, 2000 there were 9,332 EUA common shareholders of record. The closing price of EUA's Common Shares as reported by the Wall Street Journal on March 20, 2000 was $31.3125 per share.

Item 6.                     SELECTED CONSOLIDATED FINANCIAL DATA
                                     (Unaudited)


Years Ended December 31,
(In thousands except Common Share Data)
INCOME STATEMENT DATA:                        1999      1998        1997         1996       1995

 Operating Revenues                       $553,767    $538,801    $568,513    $527,068    $563,363
 Operating Income (1)                       55,267      60,123      58,807      55,841      71,728
 Consolidated Net Earnings (1)              16,918      34,710      37,960      30,614      32,626
BALANCE SHEET DATA:
 Plant in Service                          735,944   1,000,243   1,079,361   1,067,056   1,037,662
 Construction Work in Progress               9,033       5,151       5,538       3,839       7,570
 Gross Utility Plant                       744,977   1,005,394   1,084,899   1,070,895   1,045,232
 Accumulated Depreciation and
     Amortization                          290,962     353,780     376,722     350,816     324,146
     Net Utility Plant                     454,015     651,614     708,177     720,079     721,086
 Total Assets                            1,467,853   1,302,638   1,270,752   1,257,029   1,206,130

CAPITALIZATION:
 Long-Term Debt - Net                      104,235     310,346     332,802     406,337     434,871
 Redeemable Preferred Stock - Net           28,360      27,995      27,612      27,035      26,255
 Non-Redeemable Preferred Stock - Net        6,900       6,900       6,900       6,900       6,900
 Common Equity                             358,039     373,674     373,467     371,813     375,229
     Total Capitalization                  497,534     718,915     740,781     812,085     843,255
 Short-Term Debt                           143,955      63,574      61,484      51,848      39,540

COMMON SHARE DATA:
 Consolidated Basic and Diluted Earnings
     per Average Common Share (1)            $0.83       $1.70       $1.86       $1.50       $1.61
Average Number of Shares
      Outstanding                       20,435,997  20,435,997  20,435,997  20,436,217  20,238,961
    Return on Average Common Equity            4.6%        9.3%       10.2%        8.2%        8.8%
      Market Price  - High                      31      28 1/4      26 5/8      24 1/4          25
                    - Low                   26 7/8    23 11/16      16 3/8      14 3/4      21 1/2
                    - Year-End             30 5/16      28 1/4      26 1/4      17 3/8      23 5/8
   Dividends Paid per Share                  $1.66       $1.66       $1.66      $1.645      $1.585

(1)      See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS for details of one-time impacts to earnings.


Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Merger Update

     On February 1, 1999, Eastern Utilities Associates (EUA) and New England Electric System (NEES) announced a merger agreement under which NEES will acquire all outstanding shares of EUA for $31 per share in cash. The merger agreement, which is subject to the approval of various regulatory agencies, valued EUA's equity at approximately $634 million, which represents a 23% premium above the price of EUA shares on December 4, 1998, the last trading day before other regional merger announcements affected EUA's share price. EUA shareholders will continue to receive dividends at the current level, as declared by the Board of Trustees, until the closing of the merger.

     The closing of the merger is expected to occur by April 2000, after SEC approval is received. The merger agreement contains an upward price adjustment if the merger does not close within six months from May 17, 1999, the date EUA shareholders approved the merger plan. Therefore, since November 17, 1999, NEES will pay an additional $0.003 per day per share for EUA's outstanding common stock until the merger closes, up to a maximum price of $31.495 per share. If the merger were to close by March 31, 2000, the price paid for EUA shares would be $31.405 per share.

     On May 5, 1999, EUA and NEES filed a joint application with FERC seeking FERC approval and related waivers or authorizations to merge EUA and NEES and to subsequently merge and consolidate the complimentary operating companies of EUA and NEES. With its approval on September 29, 1999, FERC concluded that the proposed merger will not adversely affect competition, rates or regulation, and that the merger is in the public's best interest.

     On May 20, 1999, EUA and NEES jointly filed a rate consolidation plan with the Rhode Island Public Utilities Commission reflecting consolidated rates for each company's Rhode Island subsidiaries, indicating savings to Rhode Island customers of an estimated $100 million through 2004. A settlement agreement was reached on January 26, 2000. A similar filing was made for EUA's and NEES's Massachusetts subsidiaries on April 30, 1999 with the Massachusetts Department of Telecommunications and Energy (DTE) indicating savings of over $170 million over the next ten years. A settlement agreement was reached on the Massachusetts filing on November 29, 1999. Hearings on both settlements were completed in February 2000. An order approving the settlement agreement in Massachusetts was received from the DTE on March 15, 2000. An order approving the Rhode Island settlement agreement is expected to be issued close to the time of the issuance of this report.

     On July 19, 1999, a Voluntary Early Retirement Program (VERP) was offered to certain of EUA's and NEES's employees who have completed at least ten years of service and will be at least fifty-five years of age by December 31, 2000. The VERP allows an eligible employee to retire and receive enhanced pension benefits. The VERP offer was accepted by 82% of eligible employees.
An eligible employee may only retire after the merger closes under the VERP.
On October 12, 1999, details of a Severance Plan were distributed. The Severance Plan will provide benefits and provisions for eligible non-union employees who are involuntarily terminated due to the merger. At the same time, the Company also offered a Limited Hardship Early Decision Severance Plan (LHEDO) to designated non-union employees who choose to terminate their employment with EUA rather than be considered for a position in the merged company. Under the LHEDO, employees will receive an additional eight weeks of severance pay for accepting the offer. Forty-three percent of the eligible employees have accepted the LHEDO. Because the VERP and LHEDO are contingent on the completion of the merger, which is subject to regulatory approvals, a liability for expenses related to the VERP and LHEDO has not yet been recorded.

     On February 25, 2000 the Nuclear Regulatory Commission (NRC) approved the merger. This approval was necessary because of Montaup's ownership interest in the Millstone 3 and Vermont Yankee nuclear generating units. Montaup also has ownership interests in the Connecticut Yankee, Maine Yankee, and Yankee Atomic units which are permanently retired.

     On February 1, 1999, Eastern Utilities Associates (EUA) and New England Electric System (NEES) announced a merger agreement under which NEES will acquire all outstanding shares of EUA for $31 per share in cash. The merger agreement, which is subject to the approval of various regulatory agencies, valued EUA's equity at approximately $634 million, which represents a 23% premium above the price of EUA shares on December 4, 1998, the last trading day before other regional merger announcements affected EUA's share price. EUA shareholders will continue to receive dividends at the current level, as declared by the Board of Trustees, until the closing of the merger.

     The closing of the merger is expected to occur by April 2000. The merger agreement contains an upward price adjustment if the merger does not close within six months from May 17, 1999, the date EUA shareholders approved the merger plan. Therefore, since November 17, 1999, NEES will pay an additional $0.003 per day per share for EUA's outstanding common stock until the merger closes, up to a maximum price of $31.495 per share. If, as expected, the merger closes by March 31, 2000, the price paid for EUA shares would be $31.405 per share.

     On May 5, 1999, EUA and NEES filed a joint application with FERC seeking FERC approval and related waivers or authorizations to merge EUA and NEES and to subsequently merge and consolidate the complimentary operating companies of EUA and NEES. With its approval on September 29, 1999, FERC concluded that the proposed merger will not adversely affect competition, rates or regulation, and that the merger is in the public's best interest.

     On May 20, 1999, EUA and NEES jointly filed a rate consolidation plan with the Rhode Island Public Utilities Commission reflecting consolidated rates for each company's Rhode Island subsidiaries, indicating savings to Rhode Island customers of an estimated $100 million through 2004. A settlement agreement was reached on January 26, 2000. A similar filing was made for EUA's and NEES's Massachusetts subsidiaries on April 30, 1999 with the Massachusetts Department of Telecommunications and Energy (DTE) indicating savings of over $170 million over the next ten years. A settlement agreement was reached on the Massachusetts filing on November 29, 1999. Hearings on both settlements were completed in February 2000. Orders approving the settlement agreements are expected to be issued close to the time of the issuance of this report.

     On July 19, 1999, a Voluntary Early Retirement Program (VERP) was offered to certain of EUA's and NEES's employees who have completed at least ten years of service and will be at least fifty-five years of age by December 31, 2000. The VERP allows an eligible employee to retire and receive enhanced pension benefits. The VERP offer was accepted by 82% of eligible employees.
An eligible employee may only retire after the merger closes under the VERP.
On October 12, 1999, details of a Severance Plan were distributed. The Severance Plan will provide benefits and provisions for eligible non-union employees who are involuntarily terminated due to the merger. At the same time, the Company also offered a Limited Hardship Early Decision Severance Plan (LHEDO) to designated non-union employees who choose to terminate their employment with EUA rather than be considered for a position in the merged company. Under the LHEDO, employees will receive an additional eight weeks of severance pay for accepting the offer. Forty-three percent of the eligible employees have accepted the LHEDO. Because the VERP and LHEDO are contingent on the completion of the merger, which is subject to regulatory approvals, a liability for expenses related to the VERP and LHEDO has not yet been recorded.

     On February 25, 2000 the Nuclear Regulatory Commission (NRC) approved the merger. This approval was necessary because of Montaup's ownership interest in the Millstone 3 and Vermont Yankee nuclear generating units. Montaup also has ownership interests in the Connecticut Yankee, Maine Yankee, and Yankee Atomic units which are permanently retired.

1999 Operations Overview

     Consolidated net earnings for 1999 were $16.9 million, or 83 cents per share, on revenues of $553.8 million, a 51.3% decrease from 1998 earnings of $34.7 million on revenues of $538.8 million. Results for 1999 include non-recurring after-tax charges made in the second and fourth quarters of 1999 related to the discontinuance of certain of EUA's energy related activities and the benefit related to the reversal of previously established estimated tax liabilities for the 1991 through 1995 income tax audits. 1998 results include the impacts of the EUA Cogenex Settlement and tax audit adjustments. These items are discussed below and listed in the following table.

Net Earnings and Earnings Per Share by business unit for 1999 and 1998 were as follows:
                                     1999                    1998
                           Net Earnings   Earnings    Net Earnings  Earnings
                               (Loss)      (Loss)       (Loss)      (Loss)
                              (000's)     Per Share     (000's)     Per Share
Core Electric Business        $35,534       $1.74       $35,160       $1.72
Energy Related Business        (2,980)     (0.14)          (792)      (0.04)
Corporate                        (606)     (0.03)           541        0.03
  From Operations              31,948        1.57        34,909        1.71
Energy Related After-tax
  Charges                     (16,658)     (0.82)
Cogenex Settlement                                       (2,062)      (0.10)
Tax Audit Adjustments           1,628        0.08         1,863        0.09
  Consolidated                $16,918       $0.83       $34,710       $1.70

Major impacts on earnings by business unit are described in the following paragraphs.

Energy Related Asset Adjustments:   1999 results include non-recurring after-
tax charges made in the second and fourth quarters of 1999 totalling $16.7 million, or 82 cents per common share, related to the discontinuance of certain of EUA's energy related activities. These charges were consistent with EUA's efforts in evaluating its investments in energy related projects, and were a result of several pending sales offers and completed sales for its interest in certain of these investments. These non-recurring charges have settled future uncertainty associated with these investments and are as follows:

          EUA BIOTEN had previously executed an agreement with the management of BIOTEN Partnership to, among other things, extend the right of its management to purchase the assets of BIOTEN Partnership. As a result of BIOTEN Partnership management's inability to close on this purchase option, BIOTEN Partnership was dissolved, and its assets were distributed to EUA BIOTEN. EUA Energy in turn recorded an after-tax charge to its earnings of approximately $9.4 million in the second quarter of 1999. EUA BIOTEN is currently reviewing its options for disposing of the assets of BIOTEN Partnership.

          On September 30, 1999 EUA Energy sold certain of Renova LLC's assets
          to its management.   As a result, an after-tax charge of
          approximately $3.5 million was recorded for this anticipated sale in the second quarter of 1999 based on a tentative agreement. This transaction did not have an impact on third quarter 1999 earnings.

          On August 30, 1999, EUA TransCapacity, sold all of its assets in TransCapacity L.P. and dissolved TransCapacity L.P. EUA Energy will not have any further obligations or commitments to TransCapacity L.P., its employees, or its successor. The after-tax loss of $900,000 in the third quarter of 1999 on this transaction was offset by previously-established estimated liabilities at EUA's parent company.

          As of June 28, 1999, the management of EUA Cogenex decided to divest certain of its businesses and activities including Citizens, and the EUA Day and DayMetrix divisions. EUA Cogenex recorded an after-tax charge of $2.9 million in the second quarter of 1999 as a result of this anticipated sale and cessation of continued development of the DayMetrix division. In addition, the completion of the sale of the assets of the EUA Day division of EUA Cogenex resulted in an after-tax charge of approximately $1.0 million in the fourth quarter of 1999. EUA Cogenex has hired an investment banker to assist in the possible sale of Citizens. There can be no assurance that EUA Cogenex will consummate a sale of Citizens.


Cogenex Settlement:   EUA Cogenex recorded  an after-tax charge of $2.1 million
to earnings related to an arbitration panel's decision in a matter involving the 1995 sale of a portfolio of cogeneration units by EUA Cogenex to Ridgewood/Mass Power Partners, et al (Ridgewood). Ridgewood claimed that financial and other warranties in the purchase and sale agreement had been breached. EUA Cogenex entered counterclaims seeking recovery of costs of certain services performed for Ridgewood. The arbitration panel found for the buyer on some of the warranty claims, and awarded damages of approximately $2.6 million plus interest. EUA Cogenex was awarded approximately $400,000 plus interest on its counterclaim. EUA Cogenex paid the arbitration panel's net award less interest and recorded this charge to earnings during the fourth quarter of 1998. In addition, Ridgewood claimed attorney fees and additional interest. In the second quarter of 1999, EUA Cogenex settled with Ridgewood on the interest and legal fees, and accordingly recorded an after-tax charge to earnings of approximately $700,000.

Tax Audit Adjustments:   In January 1997, the Internal Revenue Service (IRS)
issued a report in connection with its examination of the consolidated federal income tax returns of EUA for 1992 and 1993. This report included an adjustment to disallow EUA's inclusion of its investment in EUA Power's Preferred Stock as a deduction in determining Excess Loss Account (ELA) taxable income in 1992 relating to EUA Power's Common and Preferred Stock that was redeemed in 1993. EUA filed an administrative appeal contesting the IRS position. In January 1999, EUA reached an understanding with the IRS Appeals Office concerning settlement of this matter. Adjustments to EUA's estimated tax liabilities related to this and other items resulted in a net $1.9 million addition to fourth quarter 1998 earnings.

    During 1999, the IRS completed the 1991 through 1995 federal income tax audit and issued final reports. The completion of final audits through 1995 settled all outstanding issues related to prior tax years. Accordingly, in the fourth quarter of 1999, EUA adjusted previously established estimated tax liabilities resulting in a net $1.6 million addition to earnings.

Operating Revenues

Total Operating Revenues by business unit for 1999, 1998 and 1997 were as follows:

($ in millions)              1999       1998        1997
Core Electric              $499.7     $480.1      $506.7
Energy Related               54.1       58.7        61.8
Corporate                      -          -           -
         Total             $553.8     $538.8      $568.5


    Core Electric Revenues increased approximately $19.6 million in 1999. Generation related revenues increased approximately $16.4 million as a result of the assignment of entitlements from certain power contracts to third parties and associated repurchases and sale of energy to satisfy standard offer requirements. Offsetting this increase were the impacts of rate reductions to Massachusetts retail customers, pursuant to electric industry restructuring legislation and settlement agreements effective March 1, 1998 and a reduction in wholesale rates as prescribed in these settlement agreements. Distribution related revenues increased $3.2 million. The impacts of increased primary kilowatthour (kWh) sales in 1999, and a distribution rate increase in Rhode Island effective in the second quarter of 1999 were partially offset by decreased conservation and load management (C&LM) recoveries of approximately $500,000 and a reduction in other operating revenue. Core Electric Revenues decreased by $26.6 million in 1998 due to the following: Generation related revenues decreased by $24.6 million as a result of rate reductions to all of EUA's retail customers, pursuant to electric industry restructuring legislation and settlement agreements effective January 1, 1998, and March 1, 1998, in Rhode Island and Massachusetts, respectively. Of this decrease, $21.5 million relates to decreased fuel and purchased power expenses in 1998. The remaining change in generation related revenues was due to the net impacts of rate reductions and accrued revenues as prescribed in the previously mentioned settlement agreements. Distribution revenues decreased by $4.2 million in 1998 due to the net impacts of restructured rates, a 1.7% increase in primary kWh sales and a $2.2 million increase in C&LM recoveries.

    Energy Related Revenues decreased by $4.6 million in 1999 primarily due to decreased EUA Cogenex project sales of $6.7 million and decreased installation and fabrication revenues of $2.8 million, offset by increased paid-from-savings revenues of $4.0 million. Energy Related Revenues decreased by $3.1 million in 1998 due primarily to decreased EUA Cogenex project sales of $8.1 million offset by increased paid-from-savings revenues and installation and fabrication revenues totalling $5.6 million.

Core Electric Business kWh Sales

    Primary kWh sales of electricity by EUA's Core Electric Business unit increased approximately 4.5% in 1999 compared to 1998. This change was led by increases of 6.4% and 4.7% in the residential and commercial classes, respectively. These increases are the result of the continued strength of the regional economy and warmer weather, particularly in the summer months of 1999. Primary kWh sales increased approximately 1.7% in 1998 compared to 1997.
Total energy sales increased 9.5% in 1998, due mainly to increased sales to the New England Power Pool (NEPOOL) and increased short-term unit contract energy sales.

Percentage changes in kWh Sales by class of customer for the past two years were as follows:

                                             Percent
                                         Increase (Decrease)
                                           from Prior Year
                                         1999           1998
Residential                               6.4            0.3
Commercial                                4.7            2.2
Industrial                                1.5            2.9
Other                                    (2.8)           4.9
Total Primary Sales                       4.5            1.7
Other Electric Utilities*                  -          (100.0)
Losses and Company Use                   13.9           13.0
Total System Requirements                 5.0            0.5
Unit Contracts*                         (43.6)          71.5
Total Energy Sales                       (4.7)           9.5

* Effective January 1998, Middleboro and Pascoag are no longer contract demand customers of Montaup. Energy sales to these customers are now included with unit contracts.

Expenses

Fuel and Purchased Power:   The EUA System's most significant expense items
continue to be fuel and purchased power expenses of our Core Electric Business which together comprised about 50% of total operating expenses in 1999.

     Fuel and Purchased Power expenses increased approximately $39.0 million or 18.7% in 1999 compared to 1998. This increase was primarily due to aforementioned assignments of entitlements from certain power contracts which resulted in repurchases of energy to satisfy standard offer requirements and, subsequent to the sale of Montaup's owned generating units, purchases from third parties replaced energy requirements previously supplied by those owned units. This increase was compounded by a 4.5% increase in kWh sales.

     Fuel and Purchased Power expense of the Core Electric Business decreased by approximately $21.5 million or 9.3% in 1998. Increased nuclear generation and a 17.1% decrease in the cost of fossil fuels resulted in an 18.7% decrease in the average cost of fuel compared to 1997, offset by a 9.5% increase in total energy generated and purchased in 1998 compared to 1997. This decrease was also due to decreased billings from the Maine Yankee, Connecticut Yankee and Pilgrim Nuclear units aggregating approximately $8.5 million, and from Ocean State Power (OSP) of approximately $1.9 million.

Other Operation and Maintenance (O&M):   O&M expenses for 1999 decreased by
approximately $10.1 million or 5.7% compared to 1998. Total O&M expenses are comprised of three components: Direct Controllable, Indirect and Energy Related.

O&M expenses by component for 1999, 1998 and 1997 were as follows ($ in millions):

                                1999       1998       1997
Direct Controllable            $81.9      $87.7      $89.1
Indirect                        36.2       40.5       51.1
Energy Related                  47.9       47.9       52.7
          Total O&M           $166.0     $176.1     $192.9

     Direct Controllable expenses of our Core Electric and Corporate Business units represent 49.4% of total 1999 O&M expenses and include expense items such as salaries, fringe benefits, insurance and maintenance. In 1999, direct expenses decreased approximately $5.8 million compared to 1998. Decreased expenses since the sale of Montaup's Somerset plant in April 1999 were partially offset by impacts of adjustments to incentive plan accruals in the first quarter of 1999 and non-recurring expense credits related to billings to Maine utilities for EUA's storm restoration support in February 1998. In 1998, direct expenses decreased approximately $1.4 million compared to 1997. This change is primarily the result of increased expenses in 1997 related to an April 1997 storm which struck Eastern Edison's service territory.

     Indirect expenses include items over which we have limited short-term control. Indirects include such expense items as O&M expenses related to Montaup Electric Company's (Montaup) joint ownership interests in generating facilities such as Millstone 3 (see Note H of Notes to Consolidated Financial Statements for other jointly-owned units), power contracts where transmission rental fees are fixed and C&LM expenses that are fully recovered in revenues. Indirect expenses decreased by approximately $4.3 million in 1999 compared to 1998. Jointly owned units expenses decreased approximately $6.1 million, largely due to decreased expenses of Canal 2 after the sale of the unit in December 1998. In addition, C&LM expenses decreased approximately $600,000 in 1999. Offsetting these decreases were increased pension expenses of approximately $1.1 million as a result of a re-estimate of the pension liability of Key Executive Incentive Plans and increased transmission rental expenses of approximately $1.3 million resulting from increased expenses
allocated to Montaup from NEPOOL/ISO.   Indirect expenses decreased by
approximately $10.6 million in 1998. Jointly owned units expenses decreased approximately $9.4 million in 1998, due largely to the return to service of Millstone 3 in July of 1998 and decreased expenses of Canal Unit 2 and Seabrook
I. In addition, charges from other utilities decreased approximately $1.9 million and Other Post-Retirement Benefits and Pension expenses decreased approximately $1.4 million collectively in 1998. These decreases were offset by increased C&LM expense of approximately $2.2 million.

     The Energy Related component relates to O&M expenses of our Energy Related Business unit where changes are tied to changes in business activity. EUA Cogenex continues to be the most active of our Energy Related businesses and incurred 29% of the total O&M expenses of this business unit in 1999. Expenses of the Energy Related Business Unit were relatively unchanged in 1999 compared to 1998. Expenses at EUA Cogenex increased approximately $1.1 million in 1999. Expenses at EUA Citizens, Cogenex West and Cogenex Canada increased by approximately $8.5 million, primarily due to increased operating activity in 1999. These increases were offset by decreased expenses at the Cogenex Division and the Cogenex partnerships of aggregating $7.5 million. These increases were essentially offset by decreased expenses of EUA Energy Investment since the recording of the discontinued activity of Renova and EUA BIOTEN in the second quarter of 1999 and EUA TransCapacity in third quarter of 1999.

     Expenses of EUA Cogenex decreased approximately $10.3 million in 1998, due primarily to decreased expenses of Cogenex West, Cogenex Canada, Citizens and the Cogenex Partnerships of $9.9 million in aggregate, largely the result of decreased operating activity in 1998. In addition, EUA Cogenex expenses reflect the impact of the sale of Renova operations to EUA Energy Investment in May 1998 and ongoing cost control efforts at the Cogenex division which were offset by increased operating expenses at EUA Day in connection with its development of Day Matrix, a division which provided energy metering and control systems. EUA Energy Investment expenses increased by $4.9 million in 1998 due primarily to the impact of the Renova sale.

Depreciation and Amortization:   Depreciation and Amortization expense
decreased approximately $6.6 million or 12.9% in 1999 as compared to 1998. This decrease was due largely to decreased depreciable property, particularly after the sale of Montaup's 50% ownership of the Canal Unit 2 generating station in December of 1998 and the sale of the Somerset Generating Station in April of 1999, and was further impacted by decreased depreciation at EUA Cogenex.

      Depreciation and Amortization expense increased by approximately $4.1 million or 8.8% in 1998 as compared to 1997. This increase is due largely to increased depreciation at EUA Cogenex directly related to an increase in number of projects placed in service, and amortization of certain regulatory assets at the Core Electric Business pursuant to restructuring settlement agreements.

Income Taxes:   EUA files a consolidated federal income tax return for the EUA
System. The composite federal and state effective income tax rate for 1999 was 21.7% versus 34.5% in 1998. This change was due to the recognition of remaining unamortized investment tax credits pursuant to IRS regulations on the sales of EUA's generating assets in 1999 and the impacts of the reversal of the previously discussed tax audit adjustments.

Other Income (Deductions) - Net:   Other Income Deductions (Net) increased
approximately $1.7 million or 26.8% in 1999 compared to 1998. This change was primarily due to the reversal of previously established estimated tax liabilities of approximately $1.6 million in the fourth quarter of 1999 related to the completion of the IRS's examination of EUA's consolidated federal income tax returns through 1995. Other Income and (Deductions) - Net decreased by approximately $4.5 million, or 41.2% in 1998 as compared to 1997. This decrease is due largely to the absence of the impacts of the 1997 power marketing joint venture termination and the 1997 favorable resolution of a Massachusetts corporate income tax dispute. The tax issue in question related to a 1989 Massachusetts State income tax audit which assessed tax liability for certain intercompany transactions. In order to contest the tax assessment, EUA paid the disputed tax liability in 1989. Final resolution of this matter was reached in 1997 in favor of EUA. The disputed tax amount, along with related interest, was returned to EUA in 1997. The one-time benefit to 1997 earnings relates to the interest portion of the refund. Also contributing to the 1998 decrease were non-operating expenses of $2.5 million related to Montaup's divestiture efforts and approximately $800,000 of expenses related to opposition of a 1998 Massachusetts referendum to repeal deregulation legislation.

Net Interest Charges: Net interest charges decreased slightly in 1999 as compared to 1998. Interest on long term debt decreased by $6.7 million, primarily the result of Eastern Edison's redemption of all of its First Mortgage Bonds in July 1999, its $35 million 7.78% Secured Medium Term Notes in August 1999, and the maturities of $60 million of First Mortgage Bonds in 1998. In addition, Newport redeemed $1.4 million of 9% and $8 million of 9.8% First Mortgage Bonds at their maturity in September of 1999. The decrease in interest charges was also, to a lesser extent, the result normal cash sinking fund payments. This decrease was offset by increased other interest expense related to revenue reconciliation accounts pursuant to restructuring settlement agreements and interest expense related to the 1991 through 1995 federal income tax audits completed in 1999.

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

Financial Condition and Liquidity

     The EUA System's need for permanent capital is primarily related to investments in facilities required to meet the needs of its existing and future customers.

Core Electric Business:   For 1999, 1998 and 1997, Core Electric Business cash
construction expenditures were $23.9 million, $22.9 million and $21.9 million, respectively.

     Internally generated funds available after the payment of dividends were approximately 220%, 250% and 133% of cash construction requirements in 1999, 1998 and 1997, respectively. Various laws, regulations and contract provisions limit the use of EUA's internally generated funds such that the funds generated by one subsidiary are not generally available to fund the operations of another subsidiary.

     Cash construction expenditures of the Core Electric Business for 2000, 2001, and 2002 are estimated to be approximately $35.9 million, $34.1 million and $26.9 million, respectively, and are expected to be financed with internally generated funds.

     In addition to construction expenditures, projected requirements for scheduled cash sinking fund payments and mandatory redemption of securities of the Core Electric Business for 2000 through 2004 are $2.2 million for 2000, $4.0 million for 2001, $3.3 million for 2002, 2003, and 2004, none of which relates to Blackstone's or Newport's variable rate bonds.

     In December 1998, Montaup used the proceeds from the sale of its 50% ownership interest in the Canal 2 Generating Station to Southern Energy for approximately $75 million to redeem $55 million of Montaup debenture bonds, wholly-owned by Eastern Edison, and paid a special dividend to Eastern Edison. Eastern Edison used these proceeds to repay its outstanding short-term debt and
make short-term investments of $25.6 million.   In January 1999, Eastern Edison
used those investments to retire 551,956 shares of its outstanding, $25 par value, common stock at a price of $41.67 per share.

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

     In July 1999, EUA filed an application under the Public Utility Holding Company Act with the Securities and Exchange Commission (SEC) requesting authorization for Eastern Edison to transfer all of its investment in Montaup, including Montaup's preferred stock, common stock and debenture bonds, to EUA. Montaup would then become a wholly-owned subsidiary of EUA. Also related to this transfer, Eastern Edison filed a Petition for Approval of the transfer or Request for Alternative Findings of No Jurisdiction with the DTE. A public hearing was held at the DTE on October 18, 1999 at which time no one from the public intervened. Eastern Edison received an order from the DTE on January 4,
2000, approving the transfer.   SEC approval was received on February 4, 2000
and the transfer of Montaup from Eastern Edison to EUA was consummated with a filing at the DTE on February 17, 2000.

     In August 1999, Eastern Edison used short term borrowings to redeem its $35 million 7.78% Secured Medium Term notes.

     In September 1999, Newport used short-term borrowings to redeem $1.4 million of 9% and $8 million of 9.8% First Mortgage Bonds at their maturity. In November 1999, Newport used available cash to redeem the remaining balance of approximately $440,000 of its 6.5% Small Business Administration Loan.

     On February 25, 2000, Blackstone issued Notices of Redemption for the 35,000 outstanding shares of its 4.25% Cumulative Preferred Stock and the 25,000 outstanding shares of its 5.6% Cumulative Preferred Stock. These shares will be redeemed on March 27, 2000. The redemption price for the 4.25% shares will be $100 per share plus a premium of $4.40 per share plus accrued dividends through March 27, 2000, amounting to a redemption price of $105.43 per share. The redemption price for the 5.60% shares will be $100 per share plus a premium of $3.82 per share plus accrued dividends through March 27, 2000, amounting to a redemption price of $105.17 per share.

     On February 25, 2000, Newport issued a Notice of Redemption for the 7,689 outstanding shares of its 3 3/4% Cumulative Preferred Stock. These shares will be redeemed on March 27, 2000. The redemption price will be $100 per share plus a premium of $3.50 per share plus accrued dividends through March 27, 2000, amounting to a redemption price of $104.41 per share.

Energy Related Business:   Capital expenditures of our Energy Related Business
amounted to $33.0 million, $26.8 million and $51.9 million, in 1999, 1998 and 1997, respectively. Internally generated funds supplied 105%, 143% and 88%, of cash capital requirements in 1999, 1998 and 1997, respectively. Estimated capital expenditures of the Energy Related Business are $28.4 million, $28.9 million, and $34.7 million in 2000, 2001 and 2002, respectively. Internally generated funds are expected to supply approximately 100% of 2000 estimated capital requirements.

     In addition to capital expenditures and energy related investments, projected requirements for scheduled cash sinking fund payments and mandatory redemption of securities of the Energy Related Business are $59.2 million in 2000, $9.2 million in 2001, $6.0 million in 2002, 2003 and 2004.

Corporate: Construction activity of the Corporate Business unit is minimal. Projected requirements for scheduled cash sinking fund payments for the corporate operations are $1.1 million in 2000 to 2003, and $700,000 in 2004.

Short-Term Lines of Credit: In July 1997, several EUA System companies entered into a three-year revolving credit agreement allowing for borrowings in aggregate of up to $225 million, as amended in November 1999, from all sources of short-term credit. On November 23, 1999, Eastern Edison and Montaup entered into a $60 million credit agreement to facilitate the buy out of the Pilgrim Station purchase power agreement between Montaup and Boston Edison and for other general corporate purposes. As of December 31, 1999, various financial institutions have committed up to $75 and $60 million under each of the respective credit facilities. In addition to the $135 million available under these credit facilities, EUA System companies maintain short-term lines of credit with various banks totaling $90 million for an aggregate amount available of $225 million.

Year-End Short-Term Debt Outstanding by Business Unit:

($ in thousands)                                  1999               1998
Core Electric Business                          $49,790            $2,220
Energy Related Business                           3,335            19,354
Corporate                                        90,830            42,000
         Total                                 $143,955           $63,574

Interest Rate Risk:   EUA is exposed to interest rate risk primarily related to
Blackstone's and Newport's variable rate bonds. Refer to the Consolidated Statements of Indebtedness for a listing of EUA's long-term fixed and variable rate debt.

Energy Related Businesses

EUA Cogenex:   EUA Cogenex provides energy efficiency products and energy
management services throughout North America.   EUA Cogenex posted a loss of
$2.5 million in 1999, compared to earnings of approximately $800,000 in 1998. These results were exclusive of $1.0 million in charges recorded in the fourth quarter of 1999 and $2.9 million in charges recorded in the second quarter of 1999 related to the sale of the assets of EUA Day. The change in EUA Cogenex's earnings were largely the result of decreased project sales.



EUA Ocean State:   EUA Ocean State owns 29.9% of each of the partnerships which developed and operate Units I and II of OSP, twin 250-megawatt (mw) gas-fired generating units in northern Rhode Island. Both units have provided a premium return since their respective in-service dates of December 31, 1990, and October 1, 1991. EUA Ocean State's earnings in 1999 were approximately $3.9 million compared to $4.1 million in 1998. The slight change in earnings is due to lower availability bonuses based on the units' operational levels in 1999. In February 2000, EUA entered into a letter of intent with TransCanada Energy Ltd. to sell all of the outstanding capital stock of EUA Ocean State to TransCanada. As a condition of the sale, EUA Ocean State must obtain an exemption from the 1935 Act from FERC. On February 17, 2000, EUA Ocean State filed a petition to RIPUC for "exempt wholesale generator" status. In order to gain the exemption from FERC, certain findings are needed from RIPUC.

EUA Energy Investment:   EUA Energy invests in energy related businesses.  EUA
Energy generated a loss of approximately $4.4 million in 1999 due to losses at Renova and EUA TransCapacity. This loss was approximately $900,000 less than the loss generated in 1998. This decreased loss reflects the discontinued activity of Renova resulting from its sale, and EUA BIOTEN in the second quarter of 1999. In addition, in the third quarter of 1999, EUA sold all of the assets of TransCapacity L.P. and dissolved the TransCapacity L.P. The after-tax loss of $900,000 on the TransCapacity sale was offset by previously established estimated liabilities at EUA's parent company. Therefore, consolidated operating results were not impacted by this transaction. Due to the discontinued activity of these entities, EUA Energy anticipates minimal losses in the future.

Electric Utility Industry Restructuring

     See Item 1.  BUSINESS   Electric Utility Industry Restructuring for a
discussion of changes in the utility industry.

Environmental Matters

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

     It is the policy of the EUA System companies to notify liability insurers and to initiate claims. However, EUA is unable to predict whether liability, if any, will be assumed by, or can be enforced against, insurance carriers in these matters. As of December 31, 1999, the EUA System had incurred costs of approximately $9.5 million in connection with these sites. These amounts have been financed primarily by internally generated cash. The EUA System is currently amortizing substantially all of its incurred costs over a five-year period consistent with prior regulatory recovery periods and is recovering certain of those costs in rates.

     EUA estimates that additional costs of up to $2.2 million may be incurred at these sites through 2000 by its subsidiaries.

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

     In addition, EUA has recorded estimated environmental remediation liabilities for two previously-identified manufactured gas plant sites associated with Blackstone. The sites are the Tidewater site, the location of a former electric generating station and manufactured gas plant in Pawtucket, Rhode Island, and the Hamlet Avenue Site, a former manufactured gas plant site located in Woonsocket, Rhode Island. Estimates were not previously recorded for these locations since site-specific studies had not been completed and a reliable engineering model deemed essential to develop a reasonable estimate was not previously available.

     With respect to the Tidewater site, EUA completed its site investigation study during the third quarter of 1999 to determine the nature and extent of contamination. The study identified elevated levels of hazardous substances over an extended area of both the surface and subsurface. The Hamlet Street site assessment has not yet been finalized. However, the assessment conducted to date has determined that varying degrees of hazardous substances are present at that site.

     Therefore, in the third quarter of 1999, a total estimated remediation liability of $21.2 million was recorded as a long-term liability with a corresponding charge to a regulatory asset on the Consolidated Balance Sheet. Blackstone and Eastern Edison are currently recovering certain environmental cleanup costs in rates. In addition, the Company will seek recovery of certain costs from its insurance carriers and other possible responsible parties. The Company expects, based on prior regulatory approvals, to recover such costs in future rates. As a result, the Company does not believe that the ultimate impact of the cleanup costs associated with these sites will be material to the results of its operations or its financial position.

     Also see Item 1. BUSINESS, Environmental Regulation "Potential Regulation of Electric and Magnetic Fields" for a discussion of electric and magnetic
fields.   In addition to the previously discussed costs, Blackstone is currently litigating responsibility for clean-up costs and related interest aggregating $5.9 million. The clean-up costs were incurred by the Commonwealth of Massachusetts at a site in which Blackstone has been named as a responsible party. See Item 3. LEGAL PROCEEDINGS, Environmental Proceedings for further discussion of environmental matters involving EUA.

Nuclear Power Issues

     See Item 1. BUSINESS - Nuclear Power Issues for a discussion of issues related to several of the nuclear plants in which Montaup has an ownership interest.

The Year 2000 Issue

     See Item 1. BUSINESS - The Year 2000 Issue for a discussion of this issue.

New Accounting Standards

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

Other

     See Item 3. LEGAL PROCEEDINGS - Other Proceedings for a discussion of legal proceedings involving EUA or its subsidiaries.

     EUA occasionally makes forward-looking projections of expected future performance or statements of our plans and objectives. These forward-looking statements may be contained in filings with the SEC, press releases and oral statements. This report contains information about the Company's future business prospects. These statements are considered "forward-looking" within the meaning of the Private Securities Litigation Reform Act. These statements are based on the Company's current plans and expectations and involve risks and uncertainties that could cause actual future activities and results of operations to be materially different from those set forth in the forward-looking statements. The Company expressly undertakes no duty to update any forward-looking statement.

     Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND REVIEW OF OPERATIONS provides a summary of information regarding the Company's financial condition and results of operation and should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA to arrive at a more complete understanding of such matters.



              [This page intentionally left blank]

    Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        Table of Contents



      Consolidated Statements of Income. . . . .  .  .  .  .  .  .  58

      Consolidated Statements of Retained Earnings   .  .  .  .  .  58

      Consolidated Statements of Cash Flows  . . .   .  .  .  .  .  59

      Consolidated Balance Sheets . . . . . . . . .  .  .  .  .  .  60

      Consolidated Statements of Equity Capital & Preferred Stock   61

      Consolidated Statements of Indebtedness . . . . . . . . . .   62

      Notes to Consolidated Financial Statements . . . . . . .   .  63

      Quarterly Financial Information . . . . . . . . . . . . . .  113

      Report of Independent Accountants . . . . . . . . . . . . .  114

      Consent of Independent Accountants . . . . . . . . . . . .   115


EASTERN UTILITIES ASSOCIATES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31,
(In Thousands)

                                                   1999           1998          1997

Operating Revenues                           $     553,766       538,801       568,513
Operating Expenses:
   Fuel and Purchased Power                        247,667       208,717       230,209
   Other Operations                                146,761       155,943       162,464
   Maintenance                                      19,192        20,143        30,432
   Voluntary Retirement Incentive                        0             0         1,416
   Depreciation and Amortization                    44,510        51,079        46,941
   Taxes - Other than Income                        21,473        23,323        24,021
              - Income                              18,896        19,473        14,223
         Total Operating Expenses                  498,499       478,678       509,706
Operating Income                                    55,267        60,123        58,807
Equity in Earnings of Jointly Owned Companies        9,233         9,524         9,466
Allowance for Other Funds Used During
   Construction                                        276           173           162
Energy Related Asset Adjustments                   (24,868)       (3,172)
Income Tax Impact of Energy Related
   Asset Adjustments                                 8,210         1,110
Other Income - Net                                   8,183         6,456        10,986
Income Before Interest Charges                      56,301        74,214        79,421
Interest Charges:
   Interest on Long-Term Debt                       21,551        28,288        32,198
   Amortization of Debt Expense and Premium - Net    1,309         1,813         2,548
   Other Interest Expense                           14,710         7,745         5,245
   Allowance for Borrowed Funds Used During
       Construction (Credit)                          (492)         (647)         (835)
         Net Interest Charges                       37,078        37,199        39,156
Net Income                                          19,223        37,015        40,265
Preferred Dividend  Requirements                     2,305         2,305         2,305
Consolidated Net Earnings                      $    16,918        34,710        37,960
Average Common Shares Outstanding               20,435,997     20,435,997    20,435,997
Consolidated Basic and Diluted Earnings
   per Share                                         $0.83         $1.70         $1.86
Dividends Paid per Share                             $1.66         $1.66         $1.66

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
Years Ended December 31,
(In Thousands)

                                                   1999           1998          1997

Retained Earnings - Beginning of Year        $      56,466        56,062        52,404
Consolidated Net Earnings                           16,918        34,710        37,960
      Total                                         73,384        90,772        90,364

Dividends Paid - EUA Common Shares                  33,924        33,924        33,924
  Other                                                365           382           378
Retained Earnings - Accumulated since June 1991
  Accounting Reorganization                  $      39,095        56,466        56,062

The accompanying notes are an integral part of the financial statements.

EASTERN UTILITIES ASSOCIATES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,
(In Thousands)

                                                   1999           1998          1997

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income                                   $      19,223        37,015        40,265
Adjustments to Reconcile Net Income
    to Net Cash Provided by Operating Activities:
       Depreciation and Amortization                51,332        56,308        51,615
       Amortization of Nuclear Fuel                  3,667         1,265         1,067
       Deferred Taxes                                8,617       (17,854)       (6,317)
       Non-cash Expenses/(Gains) on Sales of
         Investments in Energy Saving Projects      14,718        10,002        15,993
       Energy Related Assets Adjustments            22,765
       Investment Tax Credit, Net                   (6,179)       (3,081)       (1,201)
       Allowance for Funds Used During Construction   (276)         (173)         (162)
       Collections and Sales of Project Notes
         and Lease Receivable                        7,933        17,261        19,148
       Other - Net                                 (27,112)      (15,546)       (5,726)
Changes to Operating Assets and Liabilities:
       Accounts Receivable                          (5,944)       11,411        (2,494)
       Materials and Supplies                        8,738        (2,232)        2,929
       Accounts Payable                              6,927        (6,018)        1,225
       Taxes Accrued                               (11,640)       11,145            59
       Regulatory Asset - Purchased Power Contract
          Buyout - Net                             (51,801)
       Other - Net                                  12,464        (2,563)         (664)
Net Cash Provided from Operating Activities         53,432        96,940       115,737

CASH FLOW FROM INVESTING ACTIVITIES:
    Construction Expenditures                      (57,039)      (51,201)      (76,118)
    Proceeds from Divestiture of Generation Assets  62,346        76,873
    Collections on Notes and Lease Receivables
      of EUA Cogenex                                14,733        11,558        10,076
    Proceeds from Sale of Day Division               2,894
    Other Investments                                  216        (2,071)          312
    Net Cash Provided From (Used in) Investing
      Activities                                    23,150        35,159       (65,730)

CASH FLOW FROM FINANCING ACTIVITIES:
   Redemptions of Long-Term Debt                  (145,344)      (73,122)      (28,617)
   EUA Common Share Dividends Paid                 (33,924)      (33,924)      (33,924)
   Subsidiary Preferred Dividends Paid              (2,305)       (2,305)       (2,305)
   Net Increase in Short Term Debt                  80,381         2,090         9,636
   Net Cash (Used in) Financing Activities        (101,192)     (107,261)      (55,210)

   Net (Decrease) Increase in Cash
   and Temporary Cash Investments                  (24,610)       24,838        (5,203)
   Cash and Temporary Cash Investments at
     Beginning of Year                              32,090         7,252        12,455
   Cash and Temporary Cash Investments at
     End of Year                             $       7,480        32,090         7,252

  Cash paid during the year for:
     Interest (Net of Amounts Capitalized)   $      28,608        37,087        40,172
     Income Taxes                            $      17,421        25,976        28,921
     Conversion of Investments in Energy
       Savings Projects to Notes and
       Leases Receivable                     $       1,922         4,529         5,404

The accompanying notes are an integral part of the financial statements.

EASTERN UTILITIES ASSOCIATES
CONSOLIDATED BALANCE SHEETS
December 31,
(In Thousands)


ASSETS

                                                                  1999          1998

Utility Plant and Other Investments:
   Utility Plant in Service                                      735,944     1,000,243
      Less Accumulated Provision for
       Depreciation and Amortization                             290,962       353,780
        Net Utility Plant                                        444,982       646,463
   Construction Work in Progress                                   9,033         5,151
   Non-Utility Property - Net                                     42,644        55,274
   Investment in Jointly Owned Companies                          64,022        69,485
   Other                                                          44,352        55,320
         Total Utility Plant and Other Investments               605,033       831,693
Current Assets:
   Cash and Temporary Cash Investments                             7,480        32,090
   Accounts Receivable:
       Customers, Net                                             53,862        55,286
       Unbilled Revenues                                           6,385        10,655
       Other                                                      24,714        15,294
   Notes Receivable                                               22,000        27,078
   Materials and Supplies (at average cost):
     Fuel                                                              0         6,024
     Plant Materials and Operating Supplies                        3,997         7,410
   Other Current Assets                                            5,256         8,448
       Total Current Assets                                      123,694       162,285
Other Assets                                                     739,126       308,660
Total Assets                                                   1,467,853     1,302,638

LIABILITIES AND CAPITALIZATION
Capitalization:
   Common Equity                                                 358,039       373,674
   Non-Redeemable Preferred Stock of Subsidiaries - Net            6,900         6,900
   Redeemable Preferred Stock of Subsidiaries - Net               28,360        27,995
   Long-term Debt - Net                                          104,235       310,346
       Total Capitalization                                      497,534       718,915
Current Liabilities:
   Short Term Debt                                               143,955        63,574
   Long-term Debt Due Within One Year                             83,127        21,911
   Accounts Payable                                               35,146        29,018
   Taxes Accrued                                                   2,565        14,208
   Interest Accrued                                                4,529         6,997
   Purchased Power Contract Buyout Payable                        75,698
   Other Current Liabilities                                      60,736        34,908
     Total Current Liabilities                                   405,756       170,616
Other Liabilities                                                418,253       271,078
Accumulated Deferred Taxes                                       146,310       142,029
Commitments and Contingencies (Note J)
Total Liabilities and Capitalization                           1,467,853     1,302,638


The accompanying notes are an integral part of the financial statements.


EASTERN UTILITIES ASSOCIATES
CONSOLIDATED STATEMENTS OF EQUITY CAPITAL & PREFERRED STOCK
December 31,
(In Thousands)


                                                                  1999          1998

Common Shares:
   $5 par value, 36,000,000 authorized, 20,435,997
     shares outstanding in 1999 and 1998                         102,180       102,180
   Other Paid-In Capital                                         220,695       218,959
   Common Share Expense                                           (3,931)       (3,931)
   Retained Earnings - Accumulated since June 1991
     Accounting Reorganization                                    39,095        56,466
     Total Common Equity                                         358,039       373,674

Cumulative Preferred Stock of Subsidiaries:
Non-Redeemable Preferred Stock:
   Blackstone Valley Electric Company:
     4.25% $100 par value 35,000 shares                            3,500         3,500
     5.60% $100 par value 25,000 shares                            2,500         2,500
     Premium                                                         129           129
   Newport Electric Corporation:
     3.75% $100 par value 7,689 shares                               769           769
     Premium                                                           2             2
        Total Non-Redeemable Preferred Stock                       6,900         6,900
Redeemable Preferred Stock:
   Eastern Edison Company
     6 5/8% $100 par value 300,000 shares                         30,000        30,000
     Expense, Net of Premium                                        (335)         (335)
     Preferred Stock Redemption Costs                             (1,305)       (1,670)
        Total Redeemable Preferred Stock                          28,360        27,995
        Total Preferred Stock of Subsidiaries                     35,260        34,895

EASTERN UTILITIES ASSOCIATES
CONSOLIDATED STATEMENTS OF INDEBTEDNESS
December 31,
(In Thousands)


                                                                  1999          1998

EUA Service Corporation:
     10.2% Secured Notes due 2008                                  5,100         6,200
EUA Cogenex Corporation:
     7.0% Unsecured Notes due 2000                                50,000        50,000
     9.6% Unsecured Notes due 2001                                 6,400         9,600
     10.56% Unsecured Notes due 2005                              21,000        24,500
EUA Ocean State Corporation:
     9.59% Unsecured Notes due 2011                               23,637        26,114
Blackstone Valley Electric Company:
   First Mortgage Bonds:
     9 1/2 % due 2004 (Series B)                                   7,500         9,000
     10.35% due 2010 (Series C)                                   18,000        18,000
   Variable Rate Demand Bonds due 2014 (1)                         6,500         6,500
Eastern Edison Company:
   First Mortgage and Collateral Trust Bonds:
     6 7/8% due 2003                                                   0        40,000
     8% due 2023                                                       0        40,000
     6.35% due 2003                                                    0         8,000
      7.78% Secured Medium-Term Notes due 2002                         0        35,000
     Pollution Control Revenue Bond:
      5 7/8% due 2008                                             40,000        40,000
Newport Electric Corporation:
   First Mortgage Bonds:
     9.0% due 1999                                                     0         1,386
     9.8% due 1999                                                     0         8,000
     8.95% due 2001                                                1,300         1,950
   Small Business Administration Loan:
     6.5% due 2005                                                     0           533
   Variable Rate Revenue Refunding Bonds due 2011 (1)              7,925         7,925
Unamortized (Discount) - Net                                           0          (451)
                                                                 187,362       332,257
Less Portion Due Within One Year                                  83,127        21,911
Total Long-Term Debt - Net                                       104,235       310,346

(1)  Weighted average interest rate was 3.3% for 1999 and 3.6% 1998.


The accompanying notes are an integral part of the financial statements.




           Notes To Consolidated Financial Statements
                December 31, 1999, 1998 and 1997

(A) Nature of Operations and Summary of Significant Accounting Policies:

General:   Eastern Utilities Associates (EUA) is a public utility holding company headquartered in West Bridgewater, Massachusetts. Its subsidiaries are principally engaged in the generation, transmission, distribution and sale of electricity; energy related services such as energy management; and promoting the conservation and efficient use of energy. See "Generation Divestiture" below for a discussion of EUA's divestiture its of generating capacity. On February 1, 1999, EUA and New England Electric System (NEES) announced a merger agreement under which NEES will acquire all outstanding shares of EUA. The merger agreement is subject to the approval of various regulatory agencies.
The closing of the merger is expected to occur by April 2000.

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

Reclassifications:   Certain prior period amounts on the financial statements
have been reclassified to conform with current presentation.

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

Jointly Owned Companies:   Montaup Electric Company (Montaup) follows the
equity method of accounting for its stock ownership investments in jointly owned companies including four regional nuclear generating companies. Montaup's investments in these nuclear generating companies range from 2.5% to 4.5%. Three of the four facilities, Yankee Atomic, Connecticut Yankee and Maine Yankee, have been permanently shut down and are in the process of
decommissioning.   Montaup's share of  total estimated costs for the permanent shutdown, decommissioning and recovery of the investment in Yankee Atomic, Connecticut Yankee and Maine Yankee is $1.1 million, $19.3 million and $25.5 million, respectively. These amounts are included with Other Liabilities on the Consolidated Balance Sheet as of December 31, 1999. Also, due to anticipated recoverability, a regulatory asset has been recorded for the same amount and is included with Other Assets. Montaup is currently entitled to electricity produced from the remaining facility, Vermont Yankee, based on its ownership interest and is billed for its entitlement pursuant to a contractual agreement which is approved by the Federal Energy Regulatory Commission (FERC). Vermont Yankee is under agreement to be sold to AmerGen Energy Company. (See Generation Divestiture in Item 1. BUSINESS.)

     Montaup also has a stock ownership investment of 3.27% in each of two companies which own and operate certain transmission facilities between the Hydro Quebec electric system and New England. EUA Ocean State Corporation (EUA Ocean State) follows the equity method of accounting for its 29.9% partnership interest in the Ocean State Power Project (OSP). Also, EUA Energy Investment follows the equity method of accounting for its 20% stock ownership in Separation Technologies, Inc. This ownership interest and Montaup's stock ownership investments are included in "Investments in Jointly Owned Companies" on the Consolidated Balance Sheet.

Plant and Depreciation:   Utility plant is stated at original cost.  The cost
of additions to utility plant includes contracted work, direct labor and material, allocable overhead, allowance for funds used during construction and indirect charges for engineering and supervision. For financial statement purposes, depreciation is computed on the straight-line method based on estimated useful lives of the various classes of property. On a consolidated basis, provisions for depreciation on utility plant were equivalent to a composite rate of approximately 3.7% in 1999, 3.5% in 1998, and 3.6% in 1997 based on the average depreciable property balances at the beginning and end of each year. Beginning in 1998, coincident with billing a contract termination charge (CTC) to its retail affiliates, Montaup commenced recovery of its net investment in generation related assets through the CTC over a twelve-year period. The difference between the annual recovery and annual depreciation expense pursuant to generally accepted accounting principles is being deferred. Non-utility property and equipment of EUA Cogenex Corporation (EUA Cogenex) is stated at original cost. For financial statement purposes, depreciation on office furniture and equipment, computer equipment and real property is computed on the straight-line method based on estimated useful lives ranging from five to forty years. Project equipment is depreciated over the term of the applicable contracts or based on the estimated useful lives, whichever is shorter, ranging from five to fifteen years.

Allowance for Funds Used During Construction (AFUDC) and Capitalized Interest:
AFUDC represents the estimated cost of borrowed and equity funds used to finance the EUA System's construction program. In accordance with regulatory accounting, AFUDC is capitalized as a cost of utility plant in the same manner as certain general and administrative costs. AFUDC is not an item of current cash income but is recovered over the service life of utility plant in the form of increased revenues collected as a result of higher depreciation expense.
The combined rate used in calculating AFUDC was 8.5% in 1999 and 8.0% in 1998 and 1997. The caption "Allowance for Borrowed Funds Used During Construction" also includes interest capitalized for non-regulated entities in accordance with FASB Statement No. 34.

Operating Revenues:   Utility revenues are based on billing rates authorized by
applicable federal and state regulatory commissions. Eastern Edison Company (Eastern Edison), Blackstone Valley Electric Company (Blackstone) and Newport Electric Corporation (Newport) (collectively, the Retail Subsidiaries) accrue the estimated amount of unbilled revenues at the end of each month to match costs and revenues more closely. Montaup recognizes revenues when billed. In 1998, Montaup and the Retail Subsidiaries also began recording revenues in an amount management believes to be recoverable pursuant to provisions of approved settlement agreements and enabling state legislation. Provisions of the approved restructuring settlement agreements in conjunction with accounting provisions of SFAS 71 allow Montaup and the retail subsidiaries to accrue and/or defer revenue related to the future recovery of certain items. Montaup has accrued revenues and recorded associated regulatory assets and liabilities for certain items during 1998 and 1999 commencing with the implementation of the aforementioned settlement agreements and billing of the Contract Termination Charge (CTC), January 1, 1998 in Rhode Island and March 1, 1998 in Massachusetts. Also, Montaup is normalizing the difference between GAAP depreciation expense on generation plant assets prior to divestiture and the recovery level included in the settlement agreements. Montaup normalizes for the difference in actual versus estimated CTC variable components costs and revenues. Montaup was authorized to accrue an amount of lost revenue equal to the difference in revenues Montaup would have collected under its previously approved rates and revenues collected pursuant to the settlement agreements.
As directed by the settlement agreements, Montaup ceased accruing lost revenues, with the completion of the divestiture of its fossil generating assets, which occurred with the sale of the Somerset generating plant on April 26, 1999. The settlements also provide Montaup with a nuclear PBR provision under which Montaup normalizes expenses and revenues for 80% of going forward operations of Montaup's nuclear interests. Montaup was also allowed to accrue a return enhancement related to stranded investments charged to its Rhode Island retail affiliates during the generation divestiture period as an incentive to divest. Beginning in 1999, Montaup began accruing a similar revenue enhancement related to standard investments charged to its Massachusetts retail affiliate, Eastern Edison. Montaup has also accrued revenue related to the two-month delay in implementing the Massachusetts
settlement agreement from January 1, 1998 to March 1, 1998.   The retail
companies normalize the difference between revenue and expenses from energy conservation programs. The retail companies normalize the difference between amounts billed to customers and the costs for standard offer/default service. The retail companies also normalize the difference between CTC revenue and expenses. Montaup refunds to the retail companies previous over or under recoveries related to the CTC rate mechanism. Montaup also accrues interest on reconciliation account balances owed to the retail companies.

     Settlement provisions and SFAS 71 also provide for Eastern Edison to accrue revenue equal to the approved deferral of standard offer costs which will be collected in the future.

     The following table reflects the nature and amount of accrued and/or deferred revenue and the associated balance sheet placement (000's).

                              1999       1998  Balance Sheet  Placement

Depr. Normalization
   (12 year Straight line
       vs. CTC)            $  -         $10,933   Other Assets/Accrued CTC Assets
Depr. Normalization
  (GAAP vs. 12 year
    Straight line)           (6,635)   (14,294)   Other Liabilities/Regulatory Liabilities
CTC Normalization           (28,992)   (23,793)   Other Liabilities/Regulatory Liabilities
Lost revenue                 24,599     18,527    Other Assets/Accrued CTC Assets
Nuclear PBR                   5,730      3,933    Other Assets/Other Regulatory Assets
R.I. Return True-up           3,652      1,970    Other Assets/Accrued CTC Assets
                                                  Assets
Mass. Mitigation Incentive    1,445        -      Other Assets/Accrued CTC Assets
Mass. Delay Credit              768        768    Other Assets/Accrued CTC Assets
CCA Normalization            (5,019)    (1,906)   Other Liabilities/Regulatory Liabilities
 Standard Offer/Default
   Service Deferral          13,917     12,411    Other Assets/Regulatory Assets
Retail CTC Differential       4,322        -      Other Assets/Regulatory Assets
Reconciliation Account Refund 7,141        -      Other Assets/Other Regulatory Assets
Interest on Reconciliation
    Account                  (3,060)       -      Other Liabilities/Regulatory Liabilities

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

Federal Income Taxes:   EUA and its subsidiaries generally reflect in income
the estimated amount of taxes currently payable, and provide for deferred taxes on certain items subject to temporary timing differences to the extent permitted by the various regulatory agencies. EUA's rate-regulated subsidiaries amortize previously deferred investment tax credits (ITC) over the productive lives of the related assets. Beginning in 1998, Montaup is amortizing previously deferred ITC related to generation investments recoverable through the CTC over a twelve-year period. Unamortized ITC related to the sales of generating units are reversed to Other Income on the Consolidated Income Statement at the time of sale pursuant to IRS regulations.

Cash and Temporary Cash Investments:   EUA considers all highly liquid
investments and temporary cash investments with a maturity of three months or less when acquired to be cash equivalents.

Accounts Receivable:   Accounts Receivable - Customers, Net includes an
allowance for doubtful accounts of approximately $1.1 million in 1999 and $1.3 million in 1998.

Other Assets:   The components of Other Assets at December 31, 1999 and 1998 are detailed as follows:

($ in thousands)                                1999       1998
Regulatory Assets:
     Unamortized losses on reacquired debt    $11,852   $10,979
     Unrecovered plant and
     decommissioning costs                     48,659    66,934
     Deferred FAS 109 costs (Note B)           40,922    50,167
     Deferred FAS 106 costs                     6,685     7,354
     Mendon Road judgment (Note J)              6,154     6,154
     Manufactured Gas Production
          Environmental Liability              21,158
     Unrecovered CTC plant assets             209,667    33,161
Accrued CTC assets                            262,607    32,198
Other regulatory assets                        44,667    32,499
     Total regulatory assets                  652,371   239,446
Other deferred charges and assets:
     Split dollar life insurance premiums     33,721     24,803
     Unamortized debt expenses                 1,916      3,381
     Goodwill                                  6,230      6,436
     Other                                    44,888     34,594
     Total Other Assets                     $739,126   $308,660

     Regulatory assets represent deferred costs for which future revenues are expected in accordance with regulatory practices. These costs are expensed when the corresponding revenues are received in order to appropriately match revenues and expenses. Unrecovered CTC plant assets increased in 1999 as a result of the divestiture of generation assets in 1999. Accrued CTC assets increased in 1999 as a result of the transfer of power contracts to various non-affiliated parties in 1999.

Other Liabilities:   The components of Other Liabilities at December 31, 1999
and 1998 are detailed as follows:

                                                    1999         1998
Unamortized investment tax credits               $10,212      $16,391
FAS 109 liability                                  8,122       15,930
FAS 106 liability                                 16,339       16,442
Decommissioning liabilities of jointly
  owned companies                                 45,955       58,503
Pension liability                                 33,925       23,483
Accrued CTC liabilities                           41,391       47,160
Proceeds from divestiture of generation assets   109,525       70,167
Contract buyout payables                          96,454
Manufactured gas production environmental
   liability                                      21,158
Other                                             35,172       23,002
   Total Other Liabilities                      $418,253     $271,078

Regulatory Accounting:   Core Electric companies are subject to certain
accounting rules that are not applicable to other industries. These accounting rules allow regulated companies, in appropriate circumstances, to establish regulatory assets and liabilities which defer the current financial impact of certain costs that are expected to be recovered in future rates. In light of approved restructuring settlement agreements and restructuring legislation in both Massachusetts and Rhode Island, EUA has determined that Montaup no longer will apply the provisions of Financial Accounting Standards Board's
(FASB) Statement of Financial Accounting Standards No. 71 (FAS71), "Accounting for the Effects of Certain Types of Regulation" for the generation portion of its business. Montaup ceased applying SFAS 71 to its ongoing generation portion of its business effective January 1, 1998. Approved restructuring settlement agreements with parties in Massachusetts and Rhode Island, the two states in which Montaup operates, allow Montaup full recovery of stranded generation investments as of December 31, 1997 and as such Montaup incurred no asset impairment. As disclosed below in Generation Divestiture, Montaup has divested all of its generation assets and power purchase agreements with the exception of its 4.0% (46mw) ownership interest in the Millstone 3 nuclear station and its 12 mw entitlement from the Vermont Yankee nuclear unit. Post-divestiture ongoing generation operations will include the two aforementioned nuclear units in which Montaup will continue to have an interest. The approved settlement agreements also provide Montaup with recovery of 100% of embedded nuclear investments as of December 31, 1997 and recovery of 80% of its post 1997 on going nuclear generation operations. Because only 20% of Montaup's remaining nuclear operations will no longer be subject to the accounting treatment pursuant to SFAS 71 and would be subject to market risk, management believes that the discontinuation of SFAS 71 for Montaup's post-divestiture generation business will not have a material impact on EUA's results of operations or financial position. EUA believes its transmission and retail distribution businesses continue to meet the criteria for continued application of FAS71.

Generation Divestiture:   Terms of approved electric utility restructuring
settlement agreements provide that EUA exit the electric generation business. Through separately negotiated agreements, EUA has completed the transfer of all of its non-nuclear generation assets and power purchase contracts to various non-affiliated parties, with the exception of its 4.0% (46 mw) ownership interest in the Millstone 3 nuclear station. Vermont Yankee has agreed to sell the 540-mw nuclear unit in which Montaup has a 2.5% equity (12 mw) interest.

     The sales of EUA's generating assets totaling 509 mw amounted to $133.2 million in aggregate. The net proceeds from the sales, as defined in the settlement agreements, have been recorded as a regulatory liability at the time of sale and will be returned to customers via a Residual Value Credit (RVC) through the year 2009.

     EUA has also agreed to make contribution payments to two parties in exchange for their assumption of all future obligations under six purchased power contracts. These fixed monthly payments ranging from $850,000 to $2.6 million, will be made from the effective date through 2009. EUA recorded a liability for these fixed contributions, and a regulatory asset for a like amount due to recoverability. In addition, in July 1999, EUA agreed to a buyout of its obligations under the Pilgrim Nuclear purchased power contract in conjunction with the sale of the unit by Boston Edison Co. (BEC) to Entergy Nuclear Generating Co. (Entergy). This agreement included a buyout payment by EUA to BEC of $111.7 million, along with a short-term, fixed-price purchased power agreement with Entergy for declining shares of the unit's output beginning with 11% in 1999 and ending with 5.5% in 2004. Entergy will assume all future operating and decommissioning obligations. Accordingly, in the third quarter of 1999, Montaup recorded a regulatory asset of approximately $111.7 million, a corresponding current liability of $105.6 million, and a long-term liability of $6.1 million.

     EUA will continue to attempt to sell and/or transfer its minority interest in Millstone 3. Until such time as this and the Vermont Yankee units are divested, EUA will share 80% of the operating costs and revenues associated with the units with customers and 20% with shareholders.

(B) Income Taxes:

     EUA adopted FASB Statement No. 109, "Accounting for Income Taxes" (FAS109), which requires recognition of deferred income taxes for temporary differences that are reported in different years for financial reporting and tax purposes using the liability method. Under the liability method, deferred tax liabilities or assets are computed using the tax rates that will be in effect when temporary differences reverse. Generally, for regulated companies, the change in tax rates may not be immediately recognized in operating results because of ratemaking treatment and provisions in the Tax Reform Act of 1986. Total deferred tax assets and liabilities for 1999 and 1998 include the following:

                        Deferred Tax                    Deferred Tax
                         Assets                           Liabilities
(In thousands)       1999      1998                        1999         1998
Plant Related                            Plant Related
  Differences       $14,085   $22,776    Differences    $117,444     $185,590
Deregulation         12,877    23,301    Refinancing
NOL                                        Costs           1,247        1,325
  Carryforward        2,554    1,973     Deregulation     62,681       12,993
Employee Benefit                         Employee
Accruals              5,686     5,294     Benefit Accruals 5,791        4,481
Acquisitions          3,018     3,334    Other            18,475        8,393
Other                21,108    14,075   Total           $205,638     $212,782
  Total             $59,328   $70,753

     As of December 31, 1999 and 1998, EUA has recorded on its Consolidated Balance Sheet a regulatory liability to ratepayers of approximately $8.1 million and $15.5 million, respectively. These amounts primarily represent excess deferred income taxes resulting from the reduction in the federal income tax rate and also include deferred taxes provided on investment tax credits. Also at December 31, 1999 and 1998, a regulatory asset of approximately $41.0 million and $50.2 million, respectively, has been recorded, representing the cumulative amount of federal income taxes on temporary depreciation differences which were previously flowed through to ratepayers. Components of income tax expense for 1999, 1998, and 1997 are as follows:

(In thousands)                          1999       1998         1997
Federal:
     Current                             $607    $30,755       $17,249
    Deferred                           14,326    (14,054)       (4,901)
    Investment Tax Credit, Net         (1,264)    (1,483)       (1,120)
                                       13,669     15,218        11,228
State:
    Current                             2,059      5,217         3,623
    Deferred                            3,168       (961)         (628)
                                        5,227      4,256         2,995
Charged to Operations                  18,896     19,474        14,223

Charged to Other Income:
    Current                               216      4,416         9,142
    Deferred                          (8,878)    (2,839)          (789)
    Investment Tax Credit, Net        (4,915)    (1,598)           (81)
                                     (13,577)       (21)         8,272
Total Income Tax Expense              $5,319    $19,453        $22,495

Total income tax expense was different from the amounts computed by applying federal income tax statutory rates to book income subject to tax for the following reasons:

(In thousands)                        1999        1998          1997
Federal Income Tax Computed
    at Statutory Rates                $8,590    $19,764        $21,966
(Decrease) Increase in Tax from:
  Equity Component of AFUDC              (97)       (60)           (57)
  Depreciation Differences              2,181      1,320           (12)
  Amortization of ITC                  (6,179)    (3,081)       (1,201)
  State Taxes, Net of Federal
     Income Tax Benefit                 3,041      2,803         2,092
  Other                                (2,217)    (1,293)         (293)
Total Income Tax Expense               $5,319    $19,453       $22,495

(C) Capital Stock:

     The Agreement and Plan of Merger dated February 1, 1999 by and among New England Electric System (NEES) and EUA, which was approved by EUA shareholders and is subject to various regulatory agencies' approval, provides for NEES to purchase all of the outstanding EUA shares for $31 per share in cash. The transaction is expected to be completed by April 2000. The merger agreement contains an upward price adjustment if the merger does not close within six months from May 17, 1999, the date EUA shareholders approved the merger plan. Therefore, since November 17, 1999, NEES will pay an additional $0.003 per day per share for EUA's outstanding common stock until the merger closes, up to a maximum price of $31.495 per share.

     There was no change in the number of common shares outstanding during 1999 and 1998.

     As permitted, the Company accounts for its stock-based compensation, as discussed below, using the method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB25) and as permitted under FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FAS123).

     The Company established a Restricted Stock Plan in 1989. Under the Restricted Stock Plan, executives and certain key employees may be granted restricted common shares of the Company. In 1998, 1997 and 1995, approximately 74,000 shares, 95,000 shares, and 61,000 shares, respectively, of restricted common shares, valued at approximately $1.8 million and $2.4 million, and $1.4 million respectively, were granted. The issued shares are restricted for a period ranging from two to five years and all shares are subject to forfeiture if specified employment services are not met. There are no exercise prices related to these share grants. During the applicable restriction period, the recipient has all the voting, dividend, and other rights of a record holder except that the shares are nontransferable. The annual compensation expense related to these grant awards was approximately $1.6 million in 1999 and 1998 and was immaterial for 1997. There are no material differences in the Company recording its annual compensation expense under APB25 from the requirements under FAS123. All of the restricted shares will become immediately vested upon the completion of EUA's merger with NEES.

     The preferred stock provisions of the Retail Subsidiaries place certain restrictions upon the payment of dividends on common stock by each company. At December 31, 1999 and 1998, each company was in excess of the minimum requirements which would make these restrictions effective.

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

     In July 1999, EUA filed an application under the Public Utility Holding Company Act with the Securities and Exchange Commission (SEC) requesting authorization for Eastern Edison to transfer all its investment in Montaup, including Montaup's preferred stock, common stock and debenture bonds, to EUA. Montaup would then become a wholly-owned subsidiary of EUA. Also related to this transfer, Eastern Edison filed a Petition for Approval of the transfer or Request for Alternative Findings of No Jurisdiction with the DTE. A public hearing was held at the DTE on October 18, 1999 at which no one from the public intervened. Eastern Edison received an order from the DTE on January 4, 2000,
approving the transfer.   SEC approval was received on February 4, 2000 and the
transfer of Montaup from Eastern Edison to EUA was consummated with a filing at the DTE on February 17, 2000.

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

      In April 1999, Montaup completed the sale of its Somerset Station to NRG Energy Inc. for approximately $55 million. In July 1999, Montaup used the proceeds from this sale to redeem $54.8 million of its outstanding securities wholly-owned by Eastern Edison. Eastern Edison used these proceeds along with a capital contribution from EUA to redeem $40 million of 8%, $40 million of 6 7/8%, and $8 million of 6.35% First Mortgage and Collateral Trust Bonds. These First Mortgage bonds were collateralized by securities of Montaup, which were wholly-owned by Eastern Edison. The principal amount of Montaup securities wholly-owned by Eastern Edison at December 31, 1999 was approximately $134 million. See Note C - Capital Stock for a discussion of Eastern Edison's transfer of its investment in Montaup to EUA in February 2000.

     In August 1999, Eastern Edison used short term borrowings to redeem its $35 million 7.78% Secured Medium Term notes.

     In September 1999, Newport used short-term borrowings to redeem $1.4 million of 9% and $8 million of 9.8% First Mortgage Bonds at maturity. In November 1999, Newport used available cash to redeem the remaining balance of approximately $440,000 of its 6.5% Small Business Administration Loan.

     Blackstone's Variable Rate Demand Bonds are collateralized by an irrevocable Letter of Credit which expires on July 31, 2000. The letter of credit permits an extension of one year upon mutual agreement of the bank and Blackstone.

     Newport's Variable Rate Electric Energy Facilities Revenue Refunding Bonds are collateralized by an irrevocable Letter of Credit which expires on January 6, 2000, and permits an extension of one year upon mutual agreement of the bank and Newport. EUA Service Corporation's (EUA Service) 10.2% Secured Notes due 2008 are collateralized by certain real estate and property of the company.

     The EUA System's aggregate amount of current cash sinking fund requirements and maturities of long-term debt, (excluding amounts that may be satisfied by available property additions) for each of the five years following 1999 are: $62.5 million in 2000, $14.2 million in 2001, $10.4 million in 2002,
$11.9 million in 2003, and $11.5 million in 2004.

     EUA Cogenex was not in compliance with the interest coverage covenant contained in certain of its unsecured note agreements at December 31, 1999.
EUA Cogenex is seeking a waiver from note holders. Under the terms of these note agreements, since EUA Cogenex was not in compliance with certain covenants, the note holders may, with written notice to EUA Cogenex, declare the notes immediately due and payable. Accordingly, $20.7 million of long-term debt has been reclassified as current maturities of long-term debt on the Consolidated Balance Sheet as of December 31, 1999. It is anticipated that EUA Cogenex will be in compliance by the end of the second quarter of 2000.

     EUA Cogenex is marketing the sale of a portfolio of certain of its project cash flows. EUA Cogenex is currently negotiating the terms of a sale agreement
with interested lenders.   In early 2000, EUA filed a request with the SEC to
allow for EUA's guarantee of EUA Cogenex's ongoing performance obligations related to the projects to be sold. SEC approval of EUA's guarantee is expected in late March or April of 2000 and the sale of the portfolio is expected to be completed in the second quarter of 2000. EUA Cogenex intends to redeem all of its long-term debt of approximately $77 million with the proceeds from the sale.

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

Preferred Stock and Long-Term Debt of Subsidiaries:   The fair value of the
System redeemable preferred stock and long-term debt were based on quoted market prices for such securities at December 31, 1999 and 1998.

     The estimated fair values of the System's financial instruments at December 31, 1999 and 1998, were as follows:

                              Carrying Amount              Fair Value
($ in thousands)             1999       1998          1999        1998
Cash and Temporary
    Cash Investments          $7,480    $32,090       $7,480       $32,090
Long-Term Notes Receivable
    and Net Investment
    in Sales-Type Leases      35,499     40,934       35,603        42,052
Redeemable Preferred Stock    30,000     30,000       30,525        32,625
Long-Term Debt               187,362    332,708      192,249       350,392

(G) Lines Of Credit:

       In July 1997, several EUA System companies entered into a three-year revolving credit agreement allowing for borrowings in aggregate of up to $225 million, as amended in November 1999, from all sources of short-term credit. On November 23, 1999, Eastern Edison and Montaup entered into a $60 million credit agreement to facilitate the buy out of the Pilgrim Station purchase power agreement between Montaup and Boston Edison and for other general corporate purposes. As of December 31, 1999, various financial institutions have committed up to $75 and $60 million under each of the respective credit facilities. In addition to the $135 million available under these credit facilities, EUA System companies maintain short-term lines of credit with various banks totaling $90 million for an aggregate amount available of $225 million. At December 31, 1999, the EUA System had unused short-term lines of credit of approximately $81.0 million. During 1999, the weighted average interest rate for short-term borrowings was 5.5%.

(H) Jointly Owned Facilities:

     At December 31, 1999, in addition to the stock ownership interests discussed in Note A, Nature of Operations and Summary of Significant Accounting Policies - Jointly Owned Companies, Montaup had direct ownership interests in the following electric generating facility:

                                       Accumulated       Net
                             Utility   Provision for   Utility    Construction
                    Percent  Plant in  Depreciation    Plant in   Work in
($ in thousands)    Owned    Service   & Amortization  Service    Progress
Montaup:
    Millstone Unit  34.01%   $178,359  $64,785         $113,574      $485

     The foregoing amounts represent Montaup's interest in Millstone Unit 3, including nuclear fuel where appropriate, and are included on the like-captioned lines on the Consolidated Balance Sheet. At December 31, 1999 Montaup's total net investment in nuclear fuel amounted to $2.2 million. Montaup's share of related operating and maintenance expenses of Millstone Unit 3 reflected in the preceding table are included in the corresponding operating expenses.

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

     Energy Related Business includes results of our diversified energy-related subsidiaries, EUA Cogenex, EUA Ocean State and EUA Energy Investment Corporation (EUA Energy). EUA Telecommunications and EUA Energy Services, which were included in Energy Related Business, were dissolved in 1999.

      Corporate results include the operations of EUA Service and EUA Parent. EUA does not have any intersegment revenues. Financial data for the business segments are as follows:

                       Year Ended December 31, 1999
                             ($ in thousands)

                               Core         Energy
                              Electric      Related     Corporate  Total
Operating Revenues           $499,717       $54,050    $         $553,767
Pre-Tax Operating Income       82,237       (5,922)      (2,152)   74,163
Income Taxes                   17,769       (9,920)      (2,530)    5,319
Depreciation and
  Amortization                 33,740        10,764           6    44,510
Cash Construction Expenditures 23,877        33,015         147    57,039
Equity in Subsidiary Earnings     839         8,394                 9,233
Net Interest Charges           21,353         9,932       5,793    37,078
Net Interest Income             1,774         5,879          17     7,670
Net Income                     35,534       (19,638)      1,022    16,918

                        Year Ended December 31, 1998
                              ($ in thousands)

                               Core          Energy
                              Electric       Related   Corporate   Total
Operating Revenues           $480,080       $58,721$             $538,801
Pre-Tax Operating Income       84,586       (2,945)      (2,045)   79,596
Income Taxes                   22,685       (1,387)      (1,845)   19,453
Depreciation and
  Amortization                 38,804        12,267           8    51,079
Cash Construction Expenditures 22,888        26,801       1,512    51,201
Equity in Subsidiary Earnings   1,390         8,134                 9,524
Net Interest Charges           23,593        12,219       1,387    37,199
Net Interest Income               528         7,210          63     7,801
Net Income                     35,160       (2,854)       2,404    34,710

                        Year Ended December 31, 1997
                              ($ in thousands)

                               Core           Energy
                              Electric       Related    Corporate  Total
Operating Revenues           $506,696       $61,817$             $568,513
Pre-Tax Operating Income       78,795       (3,785)       (1,980)  73,030
Income Taxes                   20,303           547        1,645   22,495
Depreciation and
  Amortization                 36,069        10,858           14   46,941
Cash Construction Expenditures 21,870        51,941        2,307   76,118
Equity in Subsidiary Earnings   1,599         7,867                 9,466
Net Interest Charges           24,668        13,295        1,193   39,156
Net Interest Income             1,678         8,854           16   10,548
Net Income                     35,188         1,529        1,243   37,960

Years ended December 31, ($ in thousands)        1999          1998
Total Plant and Other Investments
   Core Electric                              $450,885          $648,281
   Energy Related                              136,395           164,439
   Corporate                                    17,753            18,973
   Total Plant and Other Investments           605,033           831,693
Other Assets
   Core Electric                               768,183           370,360
   Energy Related                               56,513            67,780
   Corporate                                    38,124            32,805
            Total Other Assets                 862,820           470,945
Total Assets                                $1,467,853        $1,302,638

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

Nuclear Fuel Disposal and Nuclear Plant Decommissioning Costs:   The owners (or
lead participants) of the nuclear units in which Montaup has an interest have made, or expect to make, various arrangements for the acquisition of uranium concentrate, the conversion, enrichment, fabrication and utilization of nuclear fuel and the disposition of that fuel after use. The owners (or lead participants) of United States nuclear units have entered into contracts with the Department of Energy (DOE) for disposal of spent nuclear fuel in accordance with the Nuclear Waste Policy Act of 1982 (NWPA). The NWPA requires (subject to various contingencies) that the federal government design, license, construct and operate a permanent repository for high level radioactive wastes and spent nuclear fuel and establish a prescribed fee for the disposal of such wastes and nuclear fuel. The NWPA specifies that the DOE provide for the disposal of such waste and spent nuclear fuel starting in 1998. Objections on environmental and other grounds have been asserted against proposals for storage as well as disposal of spent nuclear fuel. The DOE now estimates that a permanent disposal site for spent fuel will not be ready to accept fuel for storage or disposal until as late as the year 2010. In early 1998, a number of utilities filed suit in federal appeals court seeking, among other things, an order requiring the DOE to immediately establish a program for the disposal of spent nuclear fuel. On May 5, 1998, the Court of Appeals denied several motions brought in the proceeding, including several motions for injunctive relief brought by the utility petitioners. In particular, the Court denied the requests to require the DOE to immediately establish a program for the disposal of spent nuclear fuel. In late October and early November 1998, the U.S. Court of Federal Claims issued rulings with respect to Yankee Atomic, Maine Yankee, and Connecticut Yankee finding that the DOE was financially responsible for failing to accept spent nuclear fuel. These rulings clear the way for Yankee Atomic, Connecticut Yankee and Maine Yankee to pursue at trial their individual
damage claims.   The DOE filed a motion to stay the case pending resolution of its appeal request granted by the Appeals Court. In October 1999, the Court issued a stay order on the damage claims. Montaup owns a 4.01% interest in Millstone 3. Northeast Utilities, the operator of the units, indicates that Millstone 3 has sufficient on-site storage facilities which, with rack additions, can accommodate its spent fuel for the projected life of the unit.

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

     Montaup has a 4.5% equity ownership in Connecticut Yankee, a nuclear generating facility which is in the process of decommissioning. Montaup's share of the total estimated costs for the permanent shutdown, decommissioning, and recovery of the investment in Connecticut Yankee is approximately $19.3 million. On August 31, 1998, a FERC law judge rejected Connecticut Yankee's filed plan to decommission the plant. The judge claimed that estimates of clean-up costs were flawed and certain restoration costs were not supported. The judge also said Connecticut Yankee could not pass on spent fuel storage costs to rate-payers. The judge recommended that Connecticut Yankee withdraw its decommissioning plan and submit a new plan which addresses the issues cited by him. FERC will review the judge's recommendations and issue a decision on this case in the coming months. If FERC concurs with the judge's recommendation, this may result in a write down of certain of Connecticut Yankee plant investments. Montaup cannot predict the ultimate outcome of FERC's review.

     Also, Montaup is recovering through rates its share of estimated decommissioning costs for Millstone 3. Montaup's share of the current estimate of total costs to decommission Millstone 3 is approximately $24.8 million in 1999 dollars. This figure is based on studies performed for Northeast Utilities, the lead owner of the unit. Montaup also pays into decommissioning reserves pursuant to contractual arrangements with other nuclear generating facilities in which it has an equity ownership interest. Such expenses are currently recoverable through rates.

Pensions:   EUA maintains a noncontributory defined benefit pension plan
(Retirement Plan) covering most of the employees of the EUA System. Retirement Plan benefits are based on years of service and average compensation over the four years prior to retirement. It is the EUA System's policy to fund the Retirement Plan on a current basis in amounts determined to meet the funding standards established by the Employee Retirement Income Security Act of 1974. Total pension (income) expense for the Retirement Plan, including an amount related to the 1997 voluntary retirement incentive offer, for 1999, 1998 and 1997 included the following components:

 (In thousands)                     1999           1998             1997
Service cost                      $3,051          $2,929          $2,816
Interest cost                     10,776          10,390          10,116
Expected return on assets        (16,797)        (15,033)        (13,761)
Net amortization:
  Prior service cost                 763             671             667
  Net actuarial gain                (556)           (395)          (183)
 Transition asset                   (274)           (274)          (274)
Net periodic pension income      $(3,037)         (1,712)          (619)
 Subsidiary curtailment*                                           (131)
Total periodic pension
   income expense                $(3,037)        $(1,712)         $(750)

* During 1999, Montaup recorded a regulatory asset of approximately $2.7 million related to the cost of offering an early retirement plan and a $700,000 gain due the curtailment of the plan. This amount will be recovered as part of Montaup's CTC billed to its retail affiliates.

Assumptions to determine pension costs:
                                     1999            1998           1997
Discount rate                        6.75%          7.25%          7.50%
Compensation increase rate           4.25%          4.25%          4.25%
Long-term return on assets           9.50%          9.50%          9.50%

     The following tables set forth the actuarial present value of projected benefit obligations, fair value of assets and funded status at December 31, 1999 and 1998:

Reconciliation of Projected Benefit Obligation

(In thousands)
                                          1999           1998
Beginning of year benefit obligation   $159,458       $144,915
Service cost                              3,051          2,929
Interest cost                            10,776         10,390
Actuarial (gain) loss                   (20,760)         9,256
Disbursements                           (10,959)        (8,032)
Plan amendments                           3,656
Special benefit termination
   cost                                   2,676
Curtailment gain                         (1,038)
End of year benefit obligation         $146,860       $159,458

Reconciliation of Fair Value of Assets

(In thousands)
                                           1999           1998
Beginning of year fair value of assets  $212,837       $182,795
Actual return on plan assets              46,796         38,074
Disbursements                            (10,959)        (8,032)
End of year fair value of assets        $248,674       $212,837

Reconciliation of Funded Status

(In thousands)
                                           1999           1998
Projected benefit obligation (PBO)     $(146,860)     $(159,458)
Fair value of plan assets (FVA)          248,674        212,837
PBO less than FVA (funded status)        101,814         53,379
Unrecognized prior service cost            6,714          4,153
Unrecognized net transition
   obligation (asset)                       (387)          (662)
Unrecognized net actuarial (gain)       (105,049)       (54,845)
Net amount recognized                     $3,092         $2,025

     The discount rate used to determine pension obligations, effective January 1, 2000 was changed from 6.75% to 7.75% and was used to calculate the plan's funded status at December 31, 1999.

     At December 31, 1999, approximately $2.5 million was included in other liabilities for unfunded non-qualified pension benefits related to the 1997 voluntary retirement incentive.

     EUA also maintains non-qualified supplemental retirement plans (Supplemental Plans) for certain officers and trustees of the EUA System. Benefits provided under the Supplemental Plans are based primarily on compensation at retirement date. EUA maintains life insurance on certain participants of the Supplemental Plans, and policy cash values and death benefits may be available to offset EUA's obligations under the Supplemental Plans. As of December 31, 1999, approximately $8.2 million was included in accrued expenses and other liabilities for these plans. Expenses related to the Supplemental Plans were $2.2 million in 1999, $1.1 million in 1998 and $1.9 million in 1997.

     EUA also provides a defined contribution 401(k) savings plan for substantially all employees. EUA's matching percentage of employees' voluntary contributions to the plan, amounted to $1.7 million in 1999, $1.5 million in 1998 and 1997.

Post-Retirement Benefits:   Retired employees are entitled to participate in
health care and life insurance benefit plans. Health care benefits are subject to deductibles and other limitations. Health care and life insurance benefits are partially funded by EUA System companies for all qualified employees.
      The total cost of post-retirement benefits other than pensions, including an amount related to the 1997 voluntary retirement incentive offer, for 1999, 1998 and 1997 includes the following components:

(In thousands)                        1999     1998      1997
Service cost                        $1,091     $967      $949
Interest cost                        4,822     4,526    4,434
Expected return on assets           (2,352)   (1,849)  (1,254)
Net amortization:
 Net actuarial (gain)                 (266)     (780)    (842)
Transition obligation                2,841     3,289    3,289
Net periodic postretirement
            benefit cost             6,136     6,153    6,576
 Subsidiary curtailment *                                (548)
  Voluntary retirement incentive *                        172
Total periodic postretirement
  benefit cost                      $6,136    $6,153   $6,200

* Montaup recorded a regulatory asset of approximately $5.5 million due to a loss resulting from the curtailment of the plan, and $200,000 related to the cost of offering an early retirement plan.

This amount will be recovered as part of Montaup's CTC billed to its retail affiliates.

Assumptions to determine post-retirement costs:

Discount rate                      6.75%          7.25%          7.50%
Health care cost trend rate
         - near-term               6.00%          6.00%          7.00%
         - long-term               5.00%          5.00%          5.00%
Compensation increase rate         4.25%          4.25%          4.25%
Long-term return on assets
         - union                   8.50%          8.50%          8.75%
         - non-union               7.50%          7.50%          7.75%

     The following tables forth the actuarial present value of accumulated postretirement benefit obligation, fair value of assets and funded status at December 31, 1999 and 1998.

Reconciliation of Accumulated Post-retirement Benefit Obligation

(In thousands)                               1999          1998
Beginning of year benefit
  obligation (January 1)                  $69,628        $64,826
Service cost                            1,091 967
 Interest cost                              4,821          4,526
Participant contributions                     145            151
Actuarial (gain) loss                      (6,389)         2,644
Disbursements                              (3,707)        (3,486)
Special benefit termination cost              205
Curtailment gain                             (746)
End of year benefit
  obligation (December 31)                $65,048        $69,628

Reconciliation of Fair Value Assets

(In thousands)                               1999           1998
Beginning of year fair value of
  assets (January 1)                       $30,195         $23,729
Actual return on plan assets                 2,762           3,007
Company contributions                        6,173           6,794
Participant contributions                      144             151
Disbursements                               (3,707)         (3,486)
End of year fair value of
  assets (December 31)                     $35,567         $30,195

Reconciliation of Funded Status

(In thousands)                                    1999          1998
Accumulated post-retirement benefit
 obligation (APBO)                              $(65,048)     $(69,628)
Fair value of plan assets (FVA)                   35,567        30,195
APBO (in excess of) FVA (Funded Status)          (29,481)      (39,433)
Unrecognized net transition
 obligation                                       36,938        46,046
Unrecognized net actuarial gain                  (20,500)      (13,967)
Net amount recognized                           $(13,043)      $(7,354)

Effect of 1% Change in Assumed Health Care Cost Trend Rate

                                                           One Percent
(In thousands)                                          Increase Decrease
Effect on 1999 service and interest cost
  components of net-periodic costs                          $917    $(728)
Effect on 1999 accumulated post-retirement
  benefit obligation                                      $8,440  $(6,855)


     The discount rate used to determine post-retirement benefit obligations effective January 1, 2000 was changed from 6.75% to 7.75% and was used to calculate the funded status of post-retirement benefits at December 31, 1999.

Long-Term Purchased Power Contracts:   The EUA System is committed under long-
term purchased power contracts, expiring on various dates through September 2021, to pay certain charges whether or not energy is received in addition to other amounts that depend on the actual amount of energy delivered. In 1999, these purchased power contracts, with the exception of the nuclear entitlements, were transferred to third parties under terms that result in fixed payments through 2009. In addition, Montaup's obligations to Boston Edison under the Pilgrim contract have been essentially reduced to its share of the property tax settlement with the town of Plymouth, and Montaup is obligated to Entergy under the replacement contract only for energy actually delivered. It is anticipated that in 2000, Montaup will make a payment to terminate its purchase obligation from Vermont Yankee. Under terms in effect as of December 31, 1999, the aggregate commitments under the long-term purchased power contracts are approximately $46 million in 2000, $37 million in 2001, $39 million in 2002, $23 million in 2003, $24 million in 2004 and $98 million for the ensuing years. These amounts, which also include certain continuing obligations (primarily for decommissioning) to Vermont Yankee and the retired nuclear plants, are currently fully recoverable through rates.

Environmental Matters:   There is an extensive body of federal and state
statutes governing environmental matters, which permit, among other things, federal and state authorities to initiate legal action providing for liability, compensation, cleanup, and emergency response to the release or threatened release of hazardous substances into the environment and for the cleanup of inactive hazardous waste disposal sites which constitute substantial hazards. Because of the nature of the EUA System's business, various by-products and substances are produced or handled which are classified as hazardous under the rules and regulations promulgated by the United States Environmental Protection Agency (EPA) as well as state and local authorities. The EUA System generally provides for the disposal of such substances through licensed contractors, but these statutory provisions generally impose potential joint and several responsibility on the generators of the wastes for cleanup costs. Subsidiaries of EUA have been notified with respect to a number of sites where they may be responsible for such costs, including sites where they may have joint and several liability with other responsible parties. It is the policy of the EUA System companies to notify liability insurers and to initiate claims. EUA is unable to predict whether liability, if any, will be assumed by, or can be enforced against, the insurance carriers in these matters. On December 13, 1994, the United States District Court for the District of Massachusetts (District Court) issued a judgment against Blackstone, finding Blackstone liable to the Commonwealth of Massachusetts (Commonwealth) for the full amount of response costs incurred by the Commonwealth in the cleanup of a by-product of manufactured gas at a site at Mendon Road in Attleboro, Massachusetts. The judgment also found Blackstone liable for interest and litigation expenses calculated to the date of judgment. The total liability is approximately $5.9 million, including approximately $3.6 million in interest which had accumulated since 1985. Due to the uncertainty of the ultimate outcome of this proceeding and anticipated recoverability whether through rates, insurance providers or other parties, Blackstone recorded an asset for the amount funded under the escrow agreement (discussed below) consistent with provisions of SFAS 5, specifically paragraphs 3, 10, and 13 and SFAS 71, specifically paragraphs 3 and 9. This amount is included with Other Assets on the Consolidated Balance Sheets at December 31, 1999 and 1998. Should the EPA determine the substance to be non-toxic, the company may be able to retain the entire escrowed amount and would relieve both the asset and liability from its balance sheet at that time. However should the EPA determine that the substance is hazardous, the company would amortize its asset, net of amounts recovered through insurance proceeds or from other parties, over a five year period in accordance with the company's established rate recovery mechanisms of similar costs.

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

     As of December 31, 1999, the EUA System had incurred costs of approximately $9.5 million (excluding the $5.9 million Mendon Road judgment) in connection with the investigation and clean-up of these sites, substantially all of which relate to Blackstone. These amounts have been financed primarily by internally generated cash. Blackstone is currently amortizing all of its incurred costs over a five-year period consistent with prior regulatory recovery periods and is recovering certain of those costs in rates.

     EUA estimates that additional costs of up to $2.2 million (excluding the $5.9 million Mendon Road judgment) may be incurred at these sites through 2000, $1.4 million of which of which relates to Blackstone and $800,000 which relates to sites at which Blackstone is a potentially responsible party. Estimates beyond 2000 cannot be made since site studies, which are the basis of these estimates, have not been completed. As a result of the recoverability of cleanup costs in rates and the uncertainty regarding both its estimated liability, as well as its potential contributions from insurance carriers and other responsible parties, EUA does not believe that the ultimate impact of the environmental costs will be material to the financial position of the EUA System or to any individual subsidiary and thus no loss provision is required at this time.

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

     In addition, EUA has recorded estimated environmental remediation liabilities for two previously-identified manufactured gas plant sites associated with Blackstone. The sites are the Tidewater site, the location of a former electric generating station and manufactured gas plant in Pawtucket, Rhode Island, and the Hamlet Avenue Site, a former manufactured gas plant site located in Woonsocket, Rhode Island. Estimates were not previously recorded for these locations since site-specific studies had not been completed and a reliable engineering model deemed essential to develop a reasonable estimate was not previously available.

     With respect to the Tidewater site, EUA completed its site investigation study during the third quarter of 1999 to determine the nature and extent of contamination. The study identified elevated levels of hazardous substances over an extended area of both the surface and subsurface. The Hamlet Street site assessment has not yet been finalized. However, the assessment conducted to date has determined that varying degrees of hazardous substances are present at that site.

     Therefore, in the third quarter of 1999, a total estimated remediation liability of $21.2 million was recorded as a long-term liability with a corresponding charge to a regulatory asset on the Consolidated Balance Sheet. Blackstone and Eastern Edison are currently recovering certain environmental cleanup costs in rates. In addition, the Company will seek recovery of certain costs from its insurance carriers and other possible responsible parties. The Company expects, based on prior regulatory approvals, to recover such costs in future rates. As a result, the Company does not believe that the ultimate impact of the cleanup costs associated with these sites will be material to the results of its operations or its financial position.

     See Note A, Nature of Operations and Summary of Significant Accounting Policies - Generation Divestiture regarding EUA's divestiture of generation assets.

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

     Montaup is a 3.27% equity participant in two companies which own and operate transmission facilities interconnecting New England and the Hydro Quebec system in Canada. Montaup has guaranteed approximately $3.7 million of the outstanding debt of these two companies. In addition, Montaup and Newport have minimum rental commitments which total approximately $10.5 million and $1.3 million, respectively, under a noncancelable transmission facilities support agreement for years subsequent to 1999.

Other:   Since early 1997, fourteen plaintiffs brought suits against numerous defendants, including EUA, for injuries and illness allegedly caused by exposure to asbestos over approximately a thirty-year period, at various premises, including some owned by EUA companies. The total damages claimed in all of these complaints is $34 million in compensatory and punitive damages, plus exemplary damages and interest and costs. Each complaint names between fifteen and twenty-eight defendants, including EUA. These complaints have been referred to the applicable insurance companies. Counsel has been retained by the insurers and is actively defending all cases. Six cases have been dismissed as against EUA companies. EUA cannot predict the ultimate outcome of this matter at this time.

     A pending class action, filed on March 2, 1998, in the Massachusetts Supreme Judicial Court naming all Massachusetts electric distribution companies, including Eastern Edison, and certain Massachusetts state agencies as defendants, seeks to invalidate certain sections of the Electric Utility Restructuring Act of 1997. The Act directs the Massachusetts Department of Telecommunications and Energy to impose mandatory charges on all electricity sold to customers, except those served by a municipal lighting plant, to fund energy efficiency activities and to promote renewable energy projects. In addition to declaratory judgment, plaintiffs seek remittance of monies paid by customers to each distribution company by customers for renewable projects together with any interest earned. The outcome of this class action is unknown at this time however, Eastern Edison is vigorously defending the lawsuit.

     On February 15, 2000, the United States Attorney for the District of Massachusetts informed the Company that his office is investigating possible criminal conduct, including mail fraud by EUA Cogenex and/or its employees. The conduct in question involves alleged intentional overbilling by EUA Cogenex of certain cogeneration customers during 1994 and 1995, when EUA Cogenex owned cogeneration projects, and filing false information with FERC in order to maintain the facilities' status as qualifying facilities under the Public Utility Regulatory Policies Act of 1978. EUA Cogenex is fully cooperating with the United States Attorney's investigation. Although the Company cannot predict the ultimate outcome of this investigation, the Company does not believe that it will have a material effect on the financial position of the Company.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                           PART III

Item 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions of all of the Trustees of EUA as of March 20, 2000 are listed below. Trustees are elected annually at the Annual Meeting of Shareholders and each was elected to their present term of office at the Annual Meeting of Shareholders held on May 17, 1999. Each of the Trustees has served in the capacity indicated in the list for more than five years, with the exception of Jacek Makowski, who was Chairman and Chief Executive Officer of J. Makowski Company prior to 1996. There is no family relationship between any of the Trustees of EUA.

     In addition to their principal occupations in the following table, the individuals listed are trustees or directors of publicly held companies as follows: Mr. Boss is a Director of A.T. Cross Company and Brown & Sharpe Manufacturing Co.; Mr. Choquette is a Director of Fleet Financial
Group and Carlisle Companies, Inc.; Mr. Freeman is a Trustee or Director of Providence Journal Company, Amica Mutual Insurance Company, Amica Life Insurance Company and various registered mutual funds for which Scudder Kemper Investments is investment advisor; Mr. Liebenow is a Director of Quaker Fabric Corporation; Mr. Marple is a Trustee of various registered mutual funds for which Scudder Kemper Investments is investment advisor; and Mr. Thorndike is a Director of Courier Corporation, Data General Corporation and Bradley Real Estate Inc. and a Trustee of the Putnam Funds and Cabot Industrial Trust. In February 1994, Mr. Thorndike accepted appointment as a successor trustee of private trusts in which he has no beneficial interest, and concurrently became, serving until October 1994, Chairman of the Board of two privately owned corporations controlled by such trusts that filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in August 1994.

                                                                      Trustee
Name and age                   Principal Occupation                   Since

Russell A. Boss, 61           Chairman and Director,
                              A.T. Cross Company (writing
                              instruments manufacturer), Lincoln,
                              Rhode Island                             1989

Paul J. Choquette, Jr., 61    Chairman and Chief Executive Officer of
                              Gilbane Building Company
                              (building  construction),
                              Providence Rhode Island                 1992

Peter S. Damon, 64            Vice Chairman, Financial Services,
                              Bank of Newport, Newport, Rhode
                              Island                                   1991

Peter B. Freeman, 67          Corporate Director and Trustee,
                              Providence, Rhode Island                 1979

Larry A. Liebenow, 56         President and Chief Executive Officer
                              of Quaker Fabric Corporation
                              (upholstery manufacturer), Fall
                              River, Massachusetts                     1994

Jacek Makowski, 69            Chairman, Poseidon Resources Corporation
                              (origination and development of major
                              capital projects), Stamford, Connecticut 1995

Wesley W. Marple, Jr., 67     Professor of Business Administration,
                              Northeastern University, Boston,
                              Massachusetts                            1976

Donald G. Pardus, 59          Chairman of the Board of Trustees
                              and Chief Executive Officer of the
                              Association                              1982

Margaret M. Stapleton, 63     Vice President, John Hancock Mutual
                              Life Insurance Company, Boston,
                              Massachusetts                            1977

John R. Stevens, 59           President and Chief Operating Officer
                              of EUA                                   1990

W. Nicholas Thorndike, 66     Corporate Director and Trustee,
                              Brookline, Massachusetts                 1991

     The names, ages and positions of all of the executive officers of EUA as of March 20, 2000, are listed below along with their business experience during the past five years. Officers are elected annually by the Trustees at the following meeting of Trustees after the Annual Meeting of Shareholders. The 2000 Annual Meeting of Shareholders is scheduled to be held on July 17, 2000. This meeting will occur only if the EUA-NEES merger is not completed by that
date.   There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. The executive officers also serve as officers/or directors of various subsidiary companies.

   Name, Age and Position          Business Experience During Past 5 Years

  John D. Carney, 55           Executive Vice President since April 1995;
  Executive Vice President     President of Eastern Edison Company since
                               January 1990; President of Blackstone and
                               Newport since April 1995. Responsible for the day-to-day activities of The EUA System's retail electric operations.

  Clifford J. Hebert, Jr., 52  Treasurer since April 1986; Secretary since May,
   Treasurer and               1995. Responsible for financial, treasury and
    Secretary                  corporate affairs of the EUA System.

  Donald G. Pardus, 59        Chairman since July 1990; Chief Executive Officer
  Chairman of the Board,      since April 1989.  Responsible for the overall
  Chief  Executive Officer    management of the EUA System.
   and Trustee

  Robert G. Powderly, 52      Executive Vice President since April 1992.
   Vice President             Executive Responsible for purchasing, customer
                              information services, information systems, human resources, marketing and r ate activities of the EUA System.

  John R. Stevens, 59         President since July 1990; Chief Operating
  President, Chief Operating  Officer since January 1990.  Responsible for
  Officer and Trustee         retail operations and new ventures of the EUA
                              System.

     There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.

  Item 11.                    EXECUTIVE COMPENSATION

Compensation and Other Transactions

Summary Compensation Table:   Information is set out below as to compensation
paid by EUA and its subsidiaries for the years 1997, 1998 and 1999, to each of the five highest paid executive officers of EUA whose aggregate cash compensation for 1999 exceeded $100,000.

                                                                       Long Term
                         Annual Compensation                          Compensation
                                                      Other            Restricted
                         Fiscal           Incentive   Annual           Stock          All Other
Name and Position        Year   Salary    Bonus       Compensation(1)  Awards (2)     Compensation(3)
Donald G. Pardus         1999   $461,265    - (4)      $13,313             -             $18,577
 Chairman and Chief      1998   $443,525  $351,311     $14,100          $511,106         $14,865
 Executive Officer       1997   $428,525  $167,112     $12,747          $232,617         $13,775

John R. Stevens          1999   $360,025     - (4)     $12,743             -             $14,305
 President and Chief     1998   $346,025  $296,026     $16,696          $408,811         $11,462
 Operating Officer       1997   $334,325  $133,665     $11,763          $232,617         $10,726

Robert G. Powderly       1999   $199,025   $64,492     $13,671             -             $6,842
 Executive Vice          1998   $191,025  $145,743     $10,726          $142,105         $5.907
 President               1997   $184,025   $51,249     $10,240          $116,322         $5,560

John D. Carney           1999   $195,525   $64,492      $9,157            -              $6,961
 Executive Vice          1998   $187,525  $145,743     $11,302          $142,105         $6,085
 President               1997   $179,525   $51,249     $10,502           $87,235         $5,624

Clifford J. Hebert, Jr.  1999   $162,625   $53,774        -               -             $5,039
 Treasurer and Secretary 1998   $148,025  $138,140        -              $90,056        $4,699
                         1997   $136,025   $28,417        -             $116,322        $4,078


(1) Represents amount reimbursed for tax liability accruing as a result of personal use of company-owned automobiles.
(2) Aggregate amount and value (including the value reflected in the table under "Restricted Stock Awards") as of December 31, 1999 of shares granted under EUA's Restricted Stock Plan to the officers listed above are as follows: Mr. Pardus, 43,841 shares, $1,063,124; Mr. Stevens, 34,565 shares, $843,990; Mr. Powderly, 13,412 shares, $329,451; Mr. Carney,
     12,363 shares, $302,089; and Mr. Hebert, 9,834 shares, $244,213.
     Dividends are paid on these shares. Restrictions on awards made in 1998 expire after five years, and restrictions on awards made in 1997 expired after two years. All restrictions expire upon the occurrence of a change-of-control event, including the proposed merger (See Item 1. BUSINESS -
     Merger Update.)

(3) Contributions made under EUA's Employees' Savings Plan and term life insurance premiums.
(4)  The EUA Board voted to award Messrs. Pardus and Stevens a Merger
     Completion Bonus to be paid on the closing of the EUA-NEES merger. This bonus is in lieu of an annual incentive payment for 1999. The bonus payment to Messrs. Pardus and Stevens is $500,000 and $425,000, respectively.

Pension Plan Table:
                        Years of Service

Average Annual Salary        15              20             25           30            35             40

    $100,000            $24,000        $32,000        $40,000        $48,000        $56,000        $59,750
     200,000             48,000         64,000         80,000         96,000        112,000        119,500
     300,000             72,000         96,000        120,000        144,000        168,000        179,250
     400,000             96,000        128,000        160,000        192,000        224,000        239,000
     500,000            120,000        160,000        200,000        240,000        280,000        298,750
     600,000            144,000        192,000        240,000        288,000        336,000        358,500


     The Employee's Retirement Plan of Eastern Utilities Associates and its Affiliated Companies (the "Pension Plan") is a tax-qualified defined benefit plan available to employees who have completed one year of service and have attained the age of twenty-one. All of the officers referred to in the preceding Summary Compensation Table participate in the Pension Plan. Trustees who are not also employees of EUA and its subsidiaries (the "EUA System") are not covered by the Pension Plan. The benefits of participants become fully vested after five years of service. Annual lifetime benefits are determined under formulas applicable to all employees, regardless of position, and the amounts depend on length of credited service and salaries prior to retirement. Benefits are equal to one and six-tenths percent of salaries (averaged over the four years preceding retirement) for each year of credited service up to thirty-five, reduced for each year by one and two-tenths percent of the participants' estimated age sixty-five Social Security benefit, plus seventy-five hundredths percent of salaries for each year of credited service in excess of thirty-five years up to the Pension Plan maximum of forty years.

     Any contributions to provide benefits under the Pension Plan are made by the EUA System in amounts determined by the Pension Plan's actuaries to meet the funding standards established by the Employee Retirement Income Security Act of 1974. Any contributions are actuarially determined and cannot appropriately be allocated to individual participants. The annual benefits shown in the table above are straight life annuity amounts, without reduction for primary Social Security benefits as described above. Federal law limits the annual benefits payable from qualified pension plans in the form of a life annuity, after reduction for Social Security benefits, to $130,000 for 1999 plus adjustments for increases in the cost of living. The number of years of service credited at present under the Pension Plan to Messrs. Pardus, Stevens, Carney, Powderly and Hebert are thirty-seven, thirty-four, thirty-three, twenty and twenty-three, respectively.

      EUA also has a Key Executive Plan for certain officers of EUA and its subsidiaries. This plan provides for the annual payment of supplemental retirement benefits equal to 25% of the officer's base salary when he retires or EUA terminates the executive's employment without cause, for a period of fifteen (15) years following the date of retirement. In addition, in the event of the death of the participant prior to retirement an amount equal to 200% of the officer's base salary at that time will be paid to his beneficiary. In 1999, EUA amended the Key Executive Plan to provide five (5) additional years (from fifteen (15) to twenty (20) years) of benefits continuation for Messrs. Pardus and Stevens.

     EUA maintains Retirement Restoration Plans for Members of the Employees' Retirement Plan of Eastern Utilities Associates and its Subsidiary Companies and EUA Employees' Savings Plan (the "Restoration Plans") and the Supplemental Retirement Plan for Certain Officers of EUA and its Affiliated Companies ("SERP") as unfunded retirement plans to restore benefits under the qualified plans' formulas which are not covered under the qualified plan trusts due to federal limitations on either earnings, contributions or benefits. Payments or contributions which exceed the applicable federal limitations are made outside the qualified plans in the same manner and under the same conditions as are applicable to benefits payable from, or contributions payable to, the qualified plans. A grantor trust has been established by EUA to help ensure the performance of its payment obligations under these plans. Any amounts not covered by trust payments or otherwise will be paid from funds available to the EUA System. In 1999, EUA amended and restated the Restoration Plans and SERP to provide for an increase in the benefit payable to Messrs. Pardus, Stevens, Powderly, Carney and Hebert by adding five (5) additional years of age and service when determining their retirement benefits under such plans. The additional years of service used in such calculation for Mr. Pardus was limited to a maximum for forty (40) years.

Change-In-Control Arrangements:   EUA entered into Executive Severance
Agreements in 1991 with each of its executive officers - Donald G. Pardus, Chairman and Chief Executive Officer, John R. Stevens, President and Chief Operating Officer, Robert G. Powderly, Executive Vice President, John D. Carney, Executive Vice President, and Clifford J. Hebert, Jr., Treasurer and Secretary, and extended the Executive Severance Agreements for these executive officers with certain modifications in 1995. In 1999, EUA amended the Executive Severance Agreements for Messrs. Pardus and Stevens (described below). These agreements remain in effect for a three year protection period.

     Under these agreements, EUA is obligated to pay the executive officer severance benefits if, during the protection period, either (1) EUA terminates the executive officer's employment without cause (as defined in the Executive Severance Agreement), or (2) the executive terminates his covered employment for good reason (as defined in the agreement). NEES has not offered either of Messrs. Pardus or Stevens continuation of employment in their current positions, and since neither is expected to remain with the surviving company following the merger, each will become entitled to severance benefits upon the Effective Time of the Merger. Messrs. Hebert and Carney will terminate their employment following consummation of the merger and will be entitled to receive severance benefits in accordance with their respective Executive Severance Agreements. NEES has indicated that following the merger it expects to seek to retain the services of Mr. Powderly, but Mr. Powderly is not party to any new agreement with NEES with respect to such continued employment.

     Benefits that may be payable under the Executive Severance Agreements consist of (i) a lump-sum cash amount generally equal to the present value of the additional wages and retirement benefits that the executive would have received in return for completing an additional three years of service, (ii) continuation or vesting of certain fringe benefits and common share grants,
(iii) reimbursement of legal fees and expenses incurred as a result of the termination or to enforce the provisions of the severance agreement and (iv) reimbursement for a portion of the taxes on certain of the foregoing payments, including any amount constituting a "parachute payment" under the Internal Revenue Code.

     In June 1999, the Board voted to award Messrs. Pardus and Stevens a Merger Completion Bonus along the terms described above. After considering the payment of the Merger Completion Bonus, the Board voted to award a lump sum severance payment to Messrs. Pardus and Stevens of $4,984,780 and $4,052,980, respectively, and voted to amend the Executive Severance Agreements for Messrs. Pardus and Stevens to guarantee retirement health coverage not less favorable than the coverage provided under existing EUA plans at no cost to Messrs. Pardus and Stevens, as well as to their spouses for their lives. The Board also increased the life insurance coverage for Pardus and Stevens equal to two times their final base salary.

Compensation of Trustees: Each non-management Trustee of EUA receives, as a standard arrangement, a retainer fee for all services as a Trustee in the amount of $19,000 annually, with an additional $850 fee for each Trustees' or Committee meeting attended. In addition, each committee chairperson receives an annual retainer fee in the amount of $2,500. Each non-management Trustee is entitled to participate in the EUA Trustees' Retirement Plan. The EUA Trustees' Retirement Plan was amended in 1999 to provide for a retirement benefit based on a minimum period of credited service equal to ten years and a lump sum payment of all retirement benefits under the Trustees' Retirement Plan to active Trustees as allowed under the Merger Agreement with NEES. In the event of a change in control of EUA, a grantor trust has been established by EUA to ensure the performance of its payment obligations under this retirement plan.

     None of the Trustees of EUA are expected to continue as such following the Merger, although following the consummation of the Merger, NEES is expected to cause all of the members of the EUA Board to be appointed to serve for a period of two years on an advisory board to be formed pursuant to the National Grid Merger Agreement. NEES has indicated to the Company that advisory board members will be paid a $10,000 annual retainer fee and a $3,500 per meeting fee. The function of the advisory board will to be to advise the NEES Board of Directors with respect to general business as well as opportunities and activities in the surviving entities' market area and to maintain and develop customer relationships.

Report of the Compensation and Nominating Committee on Compensation of Executive Officers

     Historically, the compensation philosophy of the Board of Trustees' Compensation and Nominating Committee (the "Committee") and the Association is to be competitive with prevailing utility industry compensation norms when satisfactory results are achieved and surpass market norms when exceptional results are reached. In early 1999, the completion of the Agreement and Plan of Merger with New England Electric System was a significant accomplishment which was taken into account by the Committee in making its decisions on Executive compensation. The Committee is composed entirely of independent, non-employee trustees.

     Compensation of executive officers, including the Chief Executive Officer ("CEO"), is a mix of three components, base salary, annual cash incentives and long-term incentives ("Stock Grants"). In recent years, the Association has moved toward placing a greater percentage of compensation at risk through the use of annual cash incentives and Stock Grants. The incentives are designed to retain the talent required to manage the Association's business through the transition to competition and to enhance shareholder value. In 1997, the Association added a special retention stock grant component to the compensation mix in an effort to enhance the probability of retaining certain key management professionals for the next two years.

Base Salary:   The Committee, working with an independent compensation
consultant, annually reviews the base salary of the CEO and the four other executive officers named in the Summary Compensation Table on page 89. Each executive officer, including those named above, is assigned a salary range which is established using compensation data for comparable officer positions in other utilities. These other utilities: 1) generally have the same level of annual revenue as the Association; 2) operate in generally the same geographic areas as the Association; and 3) have other characteristics similar to the Association. None of the comparative utilities are included in the Standard & Poor's 26 Electric Utility Index ("S&P Electric Utility Index") because their level of annual revenue is less than those utilities included in that Index.

     Each salary range has a minimum amount, a position value (reasonably equivalent to market value) and an excess amount which is 10% above the position value. Base salary is limited to no more than the excess amount. Although no specific measure of corporate performance is used in determining base salary, the Committee sets the base salaries for each of the officers listed in the Summary Compensation Table after considering all of the following factors: 1) the financial and operational performance of the Association; 2) observed individual performance; 3) time in current position; 4) existing base salary relative to position value and excess amount; and, 5) except for the CEO, input of the CEO. Generally, the base salary of the CEO and the four other officers approximates the averages for similar positions in the comparable utilities described above. Base salary increases for 1999 were based on the factors outlined above, as well as the signing of the Agreement and Plan of Merger factor discussed above.

Annual Cash Incentives:   The Association has had an Annual Cash Incentive Plan
since 1987. The 1999 version of the Plan applicable to officers, other than the CEO and COO, contained three Performance Objectives which were approved by the Committee in early 1999. One Performance Objective measures Core Electric Business Operation and Maintenance Expense against budget. The second Performance Objective measures the Cost of Service Per Customer against a peer group of 20 New England utilities.

     The 1999, Core Electric Business Operation and Maintenance Expense was more than 5% under budget, resulting in a maximum payout for this component. Performance under the Cost of Service Per Customer Objective was slightly under the target.

     With respect to the peer group of 20 New England utilities used for the Cost of Service Per Customer Performance Objective, none are included in the S&P Electric Utility Index. This peer group was selected because it includes virtually all of the electric utilities located in the same geographic area as the Association (New England).

     The final Performance Objective was discretionary. The officer group had as its primary goal complete involvement in all activities related to the completion of the merger with New England Electric System and the combination of New England Electric System and the EUA System.

     The Committee's discretionary awards to Messrs. Powderly, Carney and Hebert reflect their participation in the merger transition. These awards are included in the amounts reflected in the Summary Compensation Table on page 89.

     The Agreement and Plan of Merger expressly reserved to EUA's Board of Trustees and the Committee the right to award the CEO and COO merger-completion bonuses. Such bonuses were authorized in 1999, but with a payable date of the merger-completion date. Such bonuses were in lieu of any Annual Cash Incentive payment for these individuals.

Long-Term Incentives (Stock Grant Plan):   The Association  established a
restricted stock grant plan in 1989 which, as amended since then, is now the Eastern Utilities Associates Restricted Stock Plan. The purpose of the plan is to assist the Association in securing, retaining and motivating key executives and to recognize their efforts on behalf of the Association through awards of common shares of the Association. Such grants generally may be awarded every third year and the currently outstanding awards vest on the fifth anniversary of the date of the grant if the executive has continued in the employment of the Association through that date. Restricted stock grant awards were made in early 1998 to the Executives listed in the Summary Compensation Table on page 89. In addition, Special Retention Stock Grants were awarded in 1997 (See below). No further grants were made in 1999.

Special Retention Stock Grants:   In 1997, the Association recognized that it
was vulnerable to the loss of certain key management and professionals to new competitors due to the rapid transition to a competitive utility environment in New England. The Association was particularly concerned about losing those individuals involved in implementing the Association's own restructuring plans over the next two years.

     As a result, in late 1997, the Committee authorized the awarding of Special Retention Stock Grants as a means of retaining these key individuals through 1999. These awards were made to 21 individuals, including the five executives named in the Summary Compensation Table on Page 89. In order to vest in the Special Retention Stock Grant, individuals were required to stay in the employ of the Association for a period of two years.

                           COMPENSATION AND NOMINATING COMMITTEE

                        Russell A. Boss    Paul J. Choquette, Jr.
                        Peter S. Damon     Larry A. Liebenow


CORPORATE PERFORMANCE GRAPH

     The following table compares total shareholder returns over the last five fiscal years to the Standard & Poors 500 Stock Index ("S&P 500") and the S&P Electric Utility Index. Total return values for the S&P 500, S&P Electric Utility Index and Eastern Utilities Associates were calculated based on cumulative total return values assuming reinvestment of dividends.


TOTAL RETURN SUMMARY
Based On Initial Investment Of $100
Comparison of Five Year Cumulative Total Return*
Among Eastern Utilities Associates, The S&P 500 Index
And The S&P Electric Utility Index


Line Graph showing plot points as follows:

                              12/94   12/95   12/96  12/97  12/98   12/99
Eastern Utilities Associates   $100     $115    $92    $152   $175    $198
S&P 500                       $100     $138   $169    $226   $290    $351
S&P Electric Companies        $100     $131   $131    $165   $191    $154





* $100 invested on December 31, 1993 in stock or index, including reinvestment of dividends. Fiscal Year ended December 31.


     The foregoing report of the Committee and the Corporate Performance Graph that appears immediately after such report shall not be deemed to be soliciting material or to be filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934 or incorporated by reference in any document so filed.


Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  Security ownership of certain beneficial owners.

     The following table sets forth information regarding beneficial ownership of Common Shares held by President and Fellows of Harvard College (together, "Harvard") as of December 31, 1999 based on a Schedule 13-G filing made by Harvard with the SEC dated February 14, 2000. Such filing stated that Harvard had sole voting power with respect to 2,023,300 such shares beneficially held.


                                                             Percent of
Name and Address                 Number of Common            Outstanding Common
                                 Shares Beneficially Held    Shares

President and Fellows of Harvard       2,023,300                  9.9%
College
c/o Harvard Management Company Inc.
600 Atlantic Avenue
Boston, MA 02210




(b) Security ownership of management of EUA.

     The table below sets forth the information concerning beneficial ownership by the Trustees of EUA, by each of the executive officers named in the Summary Compensation Table on page 89 and by all Trustees and executive officers as a group.

                                              Common Shares of
                                             EUA Beneficially Owned at
Name and age                                  January 1, 2000 (a)
Russell A. Boss, Trustee                               1,000(b)
John D. Carney, Executive Vice President              17,125(c)
Paul J. Choquette, Jr., Trustee                        4,255(d)
Peter S. Damon, Trustee                                  809(e)
Peter B. Freeman, Trustee                               2,500
Clifford J. Hebert, Jr., Treasurer and Secretary       14,673(c)
Larry A. Liebenow, Trustee                              5,000(f)
Jacek Makowski, Trustee                                   200
Wesley W. Marple, Jr., Trustee                          2,585(g)
Donald G. Pardus, Chairman of the Board of Trustees
     and Chief Executive Officer                       71,800(c)
Robert G. Powderly, Executive Vice President           21,411(c)
Margaret M. Stapleton, Trustee                           1,781
John R. Stevens, President and Chief Operating
    Officer                                             33,673(c)
W. Nicholas Thorndike, Trustee                           2,146
Trustees and executive officers as a group             173,837(h)

(a) Unless otherwise indicated, beneficial ownership is based on sole investment and voting power. Each nominee's ownership represents less than four-tenths of one percent of the outstanding common shares of EUA.
(b) In addition, Mr. Boss owns 5 shares of Blackstone Valley Electric Company's 4.25% Preferred Stock.
(c) Jointly owned with spouse except for 2,287, 2,906, 6,931, 2,863 and 3,006 shares held under EUA's Employee's Savings Plan for Messrs. Carney, Hebert, Pardus, Powderly and Stevens, respectively, as to which each has voting power, and 8,992, 5,339, 34,852, 8,917 and 25,576 shares held under the Eastern Utilities Associates Restricted Stock Plan by Messrs. Carney, Hebert Pardus, Powderly and Stevens respectively, as to which each has voting power. Also included are 5,846, 3,386, 8,989 9,320 and 4,952 shares individually owned by Messrs. Carney, Hebert, Pardus, Powderly and Stevens.
(d) In addition, Mr. Choquette's spouse owns 150 common shares. Mr. Choquette disclaims any beneficial interest in such shares.
(e)    Jointly owned with spouse, except for 400 shares held individually.
(f) In addition, Mr. Liebenow's spouse owns 500 common shares. Mr. Liebenow disclaims any beneficial interest in such shares.
(g) In addition, Mr. Marple's spouse owns 363 common shares. Mr. Marple disclaims any beneficial interest in such shares.
(h) Represents approximately nine-tenths of one percent of total outstanding common shares.

Item 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.

                             PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

(a)(1) Financial Statements

     The response to this portion of Item 14 is set forth under Item 8.

(a)(2) Financial Statement Schedules

     The following additional consolidated financial statement schedules filed herewith for EUA should be considered in conjunction with the financial statements included in this filing for the year ended December 31, 1999:


      Schedule II - Valuation and Qualifying Accounts for the three years ended December 31, 1999.
 (a)(3) Exhibits (*denotes filed herewith)

Articles of Incorporation and By-Laws:

                               -EUA-

 3-1.03   -  Declaration of Trust of EUA, dated April 2, 1928, as amended
             (Exhibit A-3, File No. 70-3188; Exhibit 1 to EUA's 8-K Reports for
             April in each of the years 1957, 1962, 1966, 1968, 1972, and 1973,
             File No. 1-5366; Exhibit A-1 (a), Amendment No. 2 to Form U-1,
             File No. 70-5997; Exhibit 4-3, Registration No.  2-72589;
             Exhibit 1 to Certificate of Notification, File No. 70-6713;
             Exhibit 1 to Certificate of Notification, File No. 70-7084;
             Exhibit 3-2, Form 10-K of EUA or 1987, File No. 1-5366).

                        - Eastern Edison -

 3-1.08   -  Form of Restated and Amended Articles of Organization (filed as
             Exhibit B-1 to Form U5S of EUA for 1993).

Instruments Defining the Rights of Shareholders, Including Indentures:

                        - Eastern Edison -

 4-1.08   -  Indenture of First Mortgage and Deed of Trust dated as of
             September 1, 1948 of Eastern Edison (Exhibit 4-1, Registration No.
             2-77468), and twenty-seven supplements thereto (Exhibit A, File
             No. 70-3015; Exhibit A-3, File No. 70-3371; Exhibit C to
             Certificate of Notification, File No. 70-3371; Exhibit D to
             Certificate of Notification, File No. 70-3619; Exhibit D to
             Certificate of Notification, File No. 70-3798; Exhibit F to
             Certificate of Notification, File No. 70-4164; Exhibit D to
             Certificate of Notification, File No. 70-4748; Exhibit C to
             Certificate of Notification, File No. 70-5195; Exhibit F to
             Certificate of Notification, File No. 70-5379; Exhibit C to
             Certificate of Notification, File No. 70-5719; Exhibit 5-24,
             Registration No. 2-65785; Exhibit F to Certificate of
             Notification, File No. 70-6463; Exhibit C to Certificate of
             Notification, File No. 70-6608; Exhibit C to Certificate of
             Notification, File No. 70-6737; Exhibit F to Certificate of
             Notification, File No. 70-6851; Exhibit 4-31, Form 10-K of EUA for
             1984, File No. 1-5366; Exhibit F to Certificate of  Notification,
             File No.  70-7254; Exhibit C to Certificate of  Notification, File
             No. 70-7373; Exhibit C to Certificate of Notification, File No.
             70-7373; Exhibit C to Certificate of Notification, File No.
             70-7373; Exhibit F to Certificate of  Notification, File No. 70-
             7511; Exhibit 4-34, Form 10-K of Eastern Edison for 1990, File No.
             0-8480; Exhibit 4-24, Form 10-K of Eastern Edison for 1992, File
             No. 0-8480; Exhibit 4-35, Form 10-K of Eastern Edison for 1990,
             File No. 0-8480;  Exhibit 4-36, Form 10-K of Eastern Edison for
             1990, File No. 0-8480;  Exhibit C-33 to Form U5S of EUA for 1993;
             Exhibit C-34 to Form U5S of EUA for 1993; Exhibit 4-29.08, Form
             10-K of Eastern Edison for 1994, File No. 0-8480; Exhibit 4-1.09,
             Form 10-K of EUA for 1997, File No.  1-5366).

                          - Montaup -

 4-1.05   -  Form of 8% Debenture Bonds due 2000 of Montaup (Exhibit 4-10,
             Registration No. 2-41488).

 4-2.05   -  Form of 8-1/4% Debenture Bonds due 2003 of Montaup (Exhibit B-3,
             Form U5S of EUA for year 1973).

 4-3.05   -  Form of 10% Debenture Bonds due 2008 of Montaup (Exhibit 5-3,
             Registration No. 2-65785).

 4-4.05   -  Form of 10-1/8% Debentures due 2008 of Montaup (Exhibit 4, Form
             10-Q of Eastern Edison for quarter ended September 30, 1983, File
             No. 0-8480).

 4-5.05   -  Form of 9% Debenture Bonds due 2020 of Montaup (Exhibit 4-10, Form
             10-K of Eastern Edison for 1990, File No. 0-8480).

 4-6.05   -  Form of 9 3/8% Debenture Bonds due 2020 of Montaup (Exhibit 4-11,
             Form 10-K of Eastern Edison for 1990, File No. 0-8480).

                         - Blackstone -

 4-1.01   -  First Mortgage Indenture and Deed of Trust dated as of December 1,
             1980 of Blackstone (Exhibit A, Form 8-K of EUA dated January 14,
             1981, File No. 1-5366) and two supplements thereto (Exhibit 4-33,
             Form 10-K of EUA for 1989, File No. 1-5366; Exhibit 4-3, Form 10-K of BVE for 1990, File No. 0-2602).

 4-4.01   -  Loan Agreement between Rhode Island Industrial Facilities
             Corporation and Blackstone dated as of December 1, 1984 (Exhibit
             10-72, Form 10-K of EUA for 1984, File No. 1-5366).

                          - EUA Service -

 4-1.07   -  Note Purchase Agreement dated as of January 13, 1988 of Service
            (Exhibit 4-38, Form 10-K of EUA for 1987, File No. 1-5366).

                          - EUA Cogenex -

 4-1.10   -  Note Agreement dated as of June 28, 1990 of EUA Cogenex with the
             Prudential Insurance Company of America (Exhibit 4-46, Form 10-K of EUA for 1990, File No. 1-5366).

 4-2.10   -  Note Agreement dated as of October 29, 1991 between EUA Cogenex and Prudential Insurance Company of America  (Exhibit 4-55, Form
             10-K of EUA for 1991, File No. 1-5366).

 4-3.10   -  Indenture dated September 1, 1993 between EUA Cogenex and the Bank of New York as Trustee (Exhibit 4-4.10, Form 10-K of EUA for 1993,
             File No. 1-5366).

                           - Newport -

 4-1.14   -  Indenture of First Mortgage dated as of June 1, 1954 of Newport, as supplemented on August 1, 1959, April 1, 1962, October 1, 1964,
             April 1, 1967, September 1, 1969, September 1, 1970, June 1, 1978,
             October 1, 1978, May 1, 1986, December 1, 1987 and November 1,
             1989 (Exhibit 4-49, Form 10-K of EUA for 1990, File No. 1-5366).

 4-2.14   -  Indenture of Second Mortgage dated as of September 1, 1982 of
             Newport, as supplemented on December 1, 1988 (Exhibit 4-51, Form
             10-K of EUA for 1990, File No. 1-5366).

 4-3.14   -  Loan Agreement between the Rhode Island Port Authority and
             Economic Development Corporation and Newport Electric Corporation dated as of January 6, 1994 (Exhibit 4-4.14, Form 10-K of EUA for
             1993, File No. 1-5366).

 4-4.14   -  Trust Indenture between the Rhode Island Authority and Economic
             Development Corporation and Newport Electric Corporation dated as of January 1, 1994 (Exhibit 4-5.14, Form 10-K of EUA for 1993,
             File No. 1-5366).

 4-5.14   -  Letter of Credit and Reimbursement Agreement dated January 6, 1994
             (Exhibit 4-6.14, Form 10-K of EUA for 1993, File No. 1-5366).

                       - EUA Ocean State -

 4-1.12   -  Note Purchase Agreement dated as of January 16, 1992 between EUA
             Ocean State Corporation and John Hancock Mutual Life Insurance
             Company (Exhibit 4-56, Form 10-K of EUA for 1991, File No. 1-5366;
             Exhibit 10-18.03, Form 10-K of EUA for 1997, File No. 1-5366).

Material Contracts:

                             - EUA -

10-1.03   -  Employees' Retirement Plan of Eastern Utilities Associates and its
             Subsidiary Companies Trust Agreement as amended and restated, effective July 1, 1981 (Exhibit 10-1, Registration No. 2-80205;
             Exhibit 10-18.03, Form 10-K of EUA for 1997, File No. 1-5366).

10-2.03  -   Eastern Utilities Associates Employees' Savings Plan Trust
             Agreement (Exhibit 10-3, Form 10-K of EUA for 1992, File No. 1-
             5366).

10-3.03   -  Eastern Utilities Associates Employees' Savings Plan as amended and restated effective January 1, 1989 (including amendments through January 1, 1992) and December 21, 1994 (Exhibit 10-15.03,
             Form 10-K of EUA for 1995, File No. 1-5366; Exhibit 10-17.03 Form
             10-K of EUA for 1995, File No. 1-5366; Exhibit 10-15.03, Form 10-K
             of EUA 1997, File No. 1-5366; Exhibit 10-16.03, Form 10-K
             of EUA for 1997, File No. 1-5366; Exhibit 10-17.03, Form 10-K of
             EUA for 1997, File No. 1-5366, Exhibit 10-15.03, Form 10-K of EUA for 1998, File No. 1-5366, Exhibit 10-16.03, Form 10-K of EUA for
             1998, File No. 1-5366).

10-4.03   -  Stock Purchase Agreement dated as of December 10, 1986, among
             Eastern Utilities Associates, Citizens Corporation and Citizens
             Energy Corporation (Exhibit 10-104, Form 10-K of EUA for 1986,
             File No. 1-5366).

10-5.03   -  Precedent Agreement dated as of November 29, 1989 between EUA and
             NECO Enterprises, Inc. (Exhibit B-4, Form U-1, File No. 70-7677).

10-6.03   -  Amendment to and Restatement of Stock Purchase Agreement dated as of February 1, 1990 between EUA, NECO Enterprises, Inc., Newport
             Electric Corporation and a special-purpose subsidiary of EUA for the acquisition by EUA of the stock of Newport Electric
             Corporation (Exhibit B-3, Form U-1, File No. 70-7677).

10-7.03   -  Letter of Assurance in connection with the Credit Agreement between Vermont Electric Transmission Company, Inc. and Bank of
             America National Trust and Savings Association dated July 19, 1983
             (Exhibit 10-111, Form 10-K of EUA for 1990, File No. 1-5366).

10-8.03   -  Amended and Restated Equity Maintenance Agreement dated as of
             September 29, 1992 among EUA and The Prudential Insurance Company of America and Pruco Life Insurance Company (Exhibit 10-9, EUA 10-
             K for 1992, File No. 1-5366).

10-9.03   -  Guaranty, dated June 28, 1990 made by EUA in favor of The
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

10-13.03  -  Eastern Utilities Associates Employees' Share Ownership Plan Trust
             Agreement (Exhibit 5, Form 10-K of EUA for 1977, File No. 1-5366).

10-14.03  -  Employees' Retirement Plan of Eastern Utilities Associates and Its
             Affiliated Companies as amended and restated effective January 1, 1989, and December 21, 1994 (Exhibit 10-14.03, Form 10-K of EUA for 1995, File No. 1-5 366; Exhibit 10-16.03, Form 10-K of EUA for 1995, File No. 1-5366, Exhibit 10-17.03, Form 10-K of EUA for 1998, File No. 1-5366, Exhibit 10-18.03, Form 10-K of EUA for 1998, File No. 1-5366).

10-15.03  -  Agreement and Plan of Merger dated as of February 1, 1999 by and among New England Electric System, Research Drive LLC and Eastern Utilities Associates (Exhibit 10-19.03, Form 10-K of EUA for 1998, File No. 1-5366).

*10-16.03 -  Fifth Amendment to the Employees' Retirement Plan of Eastern
             Utilities Associates dated March 15, 1999.

*10-17.03 -  Sixth Amendment to the Employees' Retirement Plan of Eastern
             Utilities Associates dated April 19, 1999.

*10-18.03 -  Seventh Amendment to the Employees' Retirement Plan of Eastern
             Utilities Associates dated April 19, 1999.

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

10-5.08   -  Wholesale Standard Offer Service Agreement between Blackstone
             Valley Electric Company, Eastern Edison Company, Newport Electric
             Corporation and TransCanada Power Marketing LTD., dated April 7,
             1998 (filed as Exhibit 10-5.08, Form 10-K of EUA for 1998, File
             No. 1-5366).

10-6.08   -  Wholesale Standard Offer Service Agreement between Blackstone
             Valley Electric Company, Eastern Edison Company, Newport Electric
             Corporation and NRG Energy Power Marketing, Inc., dated October
             13, 1998 (filed a s Exhibit 10-6.08, Form 10-K of EUA for 1998,
             File No. 1-5366).

10-7.08   -  Wholesale Standard Offer Service Agreement (20.1775%)
             between Blackstone Valley Electric Company, Eastern Edison
             Company, Newport Electric Corporation and Constellation Power
             Sources, Inc., dated December 21, 1 998 (filed as Exhibit 10-7.08,
             Form 10-K of EUA for 1998, File No. 1-5366).

10-8.08   -  Wholesale Standard Offer Service Agreement (35.7695%) between
             Blackstone Valley Electric Company, Eastern Edison Company,
             Newport Electric Corporation and Constellation Power Sources,
             Inc., dated December 21, 1 998 (filed as Exhibit 10-8.08, Form 10-
             K of EUA for 1998, File No. 1-5366).

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

 10-5.05  -  Capital Funds Agreement (composite copy) between Vermont Yankee
             Nuclear Power Corporation and Montaup dated as of February 1, 1968, and Amendment thereto dated as at March 12, 1968 (Exhibit B-2, File No. 70-4611; Exhibit B-3, File No. 70-4611).

 10-6.05  -  Form of Power Contract between Vermont Yankee Nuclear Power
             Corporation and Montaup dated as of February 1, 1968, as amended June 1, 1972, April 15, 1983, April 24, 1985, June 1, 1985, May 6,
             1988 (2), June 15, 1989 and December 1, 1989 (Exhibit B-4, File No. 70-4591; Exhibit 13-21, Registration No. 2-46612; Exhibit 10-63, Form 10-K of EUA for 1983, File No. 1-5366; Exhibit 10-74, Form 10-K of EUA for 1985, File No. 1-5366; Exhibit 10-78, Form 10-K of EUA for 1986, File No. 1-5366; Exhibits 10-97 and 10-98,
             Form 10-K of EUA for 1988, File No. 1-5366; Exhibit 10-95, Form 10-K of EUA for 1989, File No. 1-5366; Exhibit 10-80, Form 10-K of Eastern Edison for 1990, File No. 0-8480).

 10-7.05  -  Sponsor Agreement (composite copy) among Vermont Yankee Nuclear
             Power Corporation's Sponsors, including Montaup, dated as of August 1, 1968 (Exhibit 4-0, Registration No. 2-33061).

 10-8.05  -  Capital Funds Agreement (composite copy) between Maine Yankee and
             Montaup dated May 20, 1968 and as amended August 1, 1985 (Exhibit B-2, File No. 70-4658; Exhibit 10-78, Form 10-K of EUA for 1985, File No. 1-5366).

 10-9.05  -  Power Contract (composite copy) between Maine Yankee Atomic and
             Montaup dated May 20, 1968, as amended December 19, 1983 and January 1, 1984 (Exhibit B-3, File No. 70-4658; Exhibit 10-64, Form 10-K of EUA for 1983, File No. 1-5366; Exhibit 10-66, Form 10-K of EUA for 1984, File No. 1-5366).

 10-10.05 -  Stockholder Agreement (composite copy) among Maine Yankee
             Sponsors, including Montaup, dated May 20, 1968 (Exhibit B-4, File 70-4658).

 10-11.05 -  Agreement (composite copy) among Vermont Yankee Nuclear Power
             Corporation's Sponsors, including Montaup, dated as of April 30, 1969 (Exhibit B-7, File No. 70-4435).

 10-12.05 -  Form of Agreement among Maine Yankee Atomic Power Company's
             Sponsors dated as of May 20, 1969 (Exhibit B-5, File No. 70-4658).

 10-13.05 -  Form of New England Power Pool Agreement dated as of September 1,
             1971, as amended as of July 1, 1972, March 1, 1973, April 2, 1973, March 15, 1974, June 1, 1975, September 1, 1975, December 31, 1976, January 31, 1977, July 1, 1977, August 1, 1977, August 15,
             1978, January 31, 1980, February 1, 1980, September 1, 1981,
             December 1, 1981, June 1, 1982, June 15, 1983, October 1, 1983,
             August 1, 1985, August 15, 1985, January 1, 1986, September 1, 1986, March 1, 1988, May 1, 1988, March 15, 1989, October 1, 1990,
             September 15, 1992, May 1, 1993, and December 31, 1996, (Exhibit 13-45, Registration No. 2-41488; Exhibit 13-38, Registration No. 2-46612; Exhibits 13-39 and 13-40, Registration No. 2-48966;
             Exhibit B-3, Form U5S of EUA for year 1974; Exhibit 13-35(a), Registration No. 2-54449; Exhibit 13-35, Registration No. 2-55990, Exhibits 5-69 and 5-70, Registration Exhibit 13-35(a), Registration No. 2-54449; Exhibit 13-35, Registration No. 2-55990, Exhibits 5-69 and 5-70, Registration No. 2-58625; Exhibit 6, Form 10-K of EUA for 1977, File No. 1-5366; Exhibit 1, Form 10-K of EUA for 1979, File No. 1-5366; Exhibit No. 10-67, Registration No. 2-80205; Exhibit 10-65, Form 10-K of EUA for 1983, File No. 1-5366; Exhibit 10-66, Form 10-K of EUA for 1983, File No. 1-5366;
             Exhibits 10-75, 10-76, and 10-77, Form 10-K of EUA for 1985, File No. 1-5366; Exhibit 10-79, Form 10-K of EUA for 1986, File No. 1-5366; Exhibits 10-99 and 10-100, Form 10-K of EUA for 1988, File No. 1-5366; Exhibit 10-96, Form 10-K of EUA for 1989, File No. 1-5366; Exhibit 10-81, Form 10-K of Eastern Edison for 1990, File No. 0-8480; Exhibit 10-38.05, Form 10-K of EUA for 1995, File No. 1-5366; Exhibit 10-39.05, Form 10-K of EUA for 1995, File No. 1-
             5366; Exhibit 10-40.05, Form 10-K of EUA for 1995, File No. 1-5366
             Exhibit 10-38.05 Form 10-K of EUA for 1996, File No. 1-5366).

 10-14.05 -  Agreement between Montaup and Boston Edison Company dated August
             1, 1972 and as amended January 1, 1985 for purchase of power from Pilgrim No. 1 nuclear unit at Plymouth, Massachusetts (Exhibit 13-41, Registration No. 2-46612; Exhibit 10-67, Form 10-K of EUA for 1984, File No. 1-5366).

 10-15.05 -  Sharing Agreement dated as of September 1, 1973 among The
             Connecticut Light and Power Company and other utilities, including Montaup, concerning participation in a nuclear generating unit located in Connecticut (Millstone Unit No. 3), as amended and supplemented by Amendatory Agreement dated May 11, 1984 as amended as of April 1, 1986 (Exhibit B-17, Form U5S of EUA for year 1973; Exhibit B-8, as amended as of April 11, 1986, Form U5S of EUA for year 1974; Exhibit B-30, Form U5S of EUA for year 1976; Exhibit 10-68, Form 10-K of EUA for 1984, File No. 1-5366; Exhibit 10-82,
             Form 10-K of EUA for 1986, File No. 1-5366).

 10-16.05 -  Guarantee Agreement (composite copy) dated as of November 13, 1981 between The Connecticut Bank and Trust Company, as Trustee, and Montaup relating to debentures of Connecticut Yankee Atomic Power Company (Exhibit 10-61, Form 10-K of EUA for 1981, File No. 1-
             5366).

 10-17.05 -  Guarantee Agreement dated as of August 1, 1985 among The
             Connecticut Bank and Trust Company, Connecticut Yankee Atomic Power Company and Montaup Electric Company relating to Revolving Credit Loans of Connecticut Yankee (Exhibit 10-85, Form 10-K of EUA for 1985, File No. 1-5366).

 10-18.05 -  Equity Funding Agreement for New England Hydro-Transmission
             Corporation dated as of June 1, 1985, between New England Hydro-Transmission Corporation and several New England electric utilities, including Montaup as amended as of May 1, 1986 and September 1, 1987 (Exhibits 10-96 and 10-97, Form 10-K of
             EUA for 1986, File No. 1-5366; Exhibit 10-116, Form 10-K of EUA for 1987, File No. 1-5366).

 10-19.05 -  Equity Funding Agreement for New England Hydro-Transmission
             Electric Company, Inc. dated as of June 1, 1985, between New England Hydro-Transmission Electric Company, Inc. and several New England electric utilities, including Montaup as amended as of May 1, 1986 and September 1, 1987 (Exhibits 10-98 and 10-99, Form 10-K of EUA for 1986, File No. 1-5366; Exhibit 10-117, Form 10-K of EUA for 1987, File No. 1-5366).

 10-20.05 -  Unit Power Agreement for the Sale of Unit Capacity and Energy from
             Ocean State Power Project to Montaup Electric Company dated as of May 14, 1986 as amended as of August 27, 1986, September 27, 1988, October 21, 1988, July 21, 1989, February 7, 1990, December 21, 1990, and February 12, 1996 (Exhibits 10-101 and 10-102, Form 10-K
             of EUA for 1986, File No. 1-5366; Exhibits 10-106 and 10-107, Form 10-K of EUA for 1988, File No. 1-5366; Exhibit 10-106, Form 10-K of EUA for 1989, File No. 1-5366; Exhibits 10-86 and 10-87, Form 10-K of Eastern Edison for 1990, File No. 0-8480; Exhibit 10-39.05 and 10-40.05, Form 10-K of EUA for 1996, File No. 1-5366).

 10-21.05 -  Power Purchase Agreement dated as of October 17, 1986, between
             Northeast Energy Associates and Montaup as amended as of June 28, 1989 (Exhibit 10-103, Form 10-K of EUA for 1986, File No. 1-5366;
             Exhibit 10-103, Form 10-K of EUA for 1989, File No. 1-5366).

 10-22.05 -  Settlement Agreement dated as of January 13, 1989 among
             Montaup, EUA Power, certain past and present owners of the Seabrook Project and Yankee Atomic Electric Company (Exhibit 10-110, Form 10-K of EUA for 1988, File No. 1-5366).

 10-23.05 -  Unit Power Agreement for the Sale of Second Unit Capacity and
             Energy from Ocean State Power Project to Montaup Electric Company dated as of September 28, 1988 as amended as of July 21, 1989, February 7, 1990, and February 12, 1996 and a Supplemental Agreement dated July 21, 1989 (Exhibit 10-104, Form 10-K of EUA for 1989, File No. 1-5366; Exhibits 10-41.05 and 10-42.05,
             Form 10-K of EUA for 1996, File No. 1-5366; Exhibit No. 10-88, Form 10-K of Eastern Edison for 1990, File No. 0-8480).

 10-24.05 -  Power Contract (composite copy) between Yankee Atomic Electric
             Company and Montaup dated June 30, 1959 as revised April 1, 1975, as further amended October 1, 1980, April 1, 1985, May 6, 1988, June 26, 1989, July 1, 1989 and February 1, 1992 (Exhibit 10-6, Registration No. 2-72655; Exhibit 10-73, Form 10-K of EUA for 1985, File No. 1.5366; Exhibit 10-96, Form 10-K of EUA for
             1988, File No. 1-5366; Exhibits 10-93 and 10-94, Form 10-K of EUA for 1989, File No. 1-5366; Exhibit 10-46 Form 10-K of Eastern Edison for 1992, File No. 0-8480).

10-25.05  -  Amended and Restated Power Sales Contract by and between Southern
             Eenrgy Canal L.L.C. (as assignee of Canal Electric Company) and Montaup Electric Company, dated December 18, 1998 and effective on December 30, 1998 (Exhibit 10-34.05, Form 10-K of EUA for 1998, File No. 1-5366).

10-26.05   - Third Amendment to the Pilgrim Power Sale Agreement between
             Boston Edison Company and Montaup Electric Company, dated Novemeber 18, 1998 (Exhibit 10-35.05, Form 10-K of EUA for 1998, File No. 1-5366).

10-27.05   - Power Purchase Agreement between Entergy Nuclear Generation
             Company and Montaup Electric Company, dated November 18, 1998 (Exhibit 10-36.05, Form 10-K of EUA for 1998, File No. 1-5366).

10-28.05   - Power Purchase and Sale Agreement between Montaup Electric
             Company and Constellation Power Source, Inc., dated December 21, 1998 (Exhibit 10-37.05, Form 10-K of EUA for 1998, File No. 1-
             5366).

10-29.05   - PPA Transfer Agreement between Montaup Electric Company and
             TransCanada Power Marketing Ltd, dated April 7, 1998 (Exhibit 10-38.05, Form 10-K of EUA for 1998, File No. 1-5366).

*10-30.05 -  Fourth Amendment to the Pilgrim Power Sale Agreement between
             Boston Edison Company and Montaup Electric Company, dated March 9, 1999.

*10-31.05 -  Fifth Amendment to the Pilgrim Power Sale Agreement between Boston
             Edison Company and Montaup Electric Company, dated June 11, 1999.

*10-32.05 -  Reinstatement Amendment, dated as of July 6, 1999 by and among
             Southern Energy Canal, L.L.C. and Montaup Electric Company.

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

 10-4.01  -  Power Purchase Agreement between Blackstone and Blackstone
             Hydro, Inc. dated as of January 8, 1989 and assignment to Montaup
            (Exhibits 10-101 and 10-102, Form 10-K of EUA for 1989, File No. 1-
             5366).

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

          -  See Exhibits 10-5.08, 10-6.08, 10-7.08 and 10-8.08 for Exhibits
             involving Blackstone, Eastern Edison and Newport.

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

Subsidiaries of  EUA:

 21-1.03  -  Direct subsidiaries of Eastern Utilities Associates and the state of organization of each are: Blackstone Valley Electric Company (Rhode Island), Eastern Edison Company (Massachusetts), EUA Cogenex Corporation (Massachusetts), EUA Service Corporation (Massachusetts), EUA Ocean State Corporation (Rhode Island), EUA Energy Investment Corporation (Massachusetts), Newport Electric Corporation (Rhode Island) and Montaup Electric Company
            (Massachusetts).  Each of the above subsidiaries does business under its indicated corporate name.

Consent of Experts and Counsel:

*23-1.03  -  Consent of Independent Accountants.

(b)  Reports on Form 8-K

  On December 8, 1999, EUA filed a Current Report on Form 8-K with respect to
Item 5 (Other Events).

                                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Signature                    Title                                 Date

EASTERN UTILITIES ASSOCIATES

By/s/John R. Stevens          President and Chief Operating Officer    March 20, 2000
    John R. Stevens           (Principal Accounting Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Donald G. Pardus
  Donald G. Pardus           Chairman and Chief Executive Officer
                              (Principal Executive Officer) and Trustee

 /s/John R. Stevens           President and Chief Operating Officer
John R. Stevens               (Principal Accounting Officer) and Trustee

/s/Clifford J. Hebert, Jr.    Treasurer
Clifford J. Hebert, Jr.       (Principal Financial Officer)

/s/Russell A. Boss            Trustee
Russell A. Boss

/s/Paul J. Choquette, Jr.     Trustee
Paul J. Choquette, Jr.
                                                  March 20, 2000
/s/Peter S. Damon             Trustee
Peter S. Damon

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


             Item 14(a)(2).  Financial Statement Schedule



                                                                      Schedule II
Eastern Utilities Associates and Subsidiary Companies
Valuation and Qualifying Accounts
(In Thousands)


        Column A                  Column B   Column C               Column D    Column E

                                             Additions
                                               (1)        (2)
                                  Balance at Charged to Charged                 Balance at
                                  Beginning  Costs and  to Other   Deductions-   End of
      Description                 of Period  Expenses   Accounts    Describe     Period

For the Year Ended December 31, 1999:
 Allowance for Doubtful Accounts   $1,301     $1,555       $268  (a) $2,042  (b)  $1,082



For the Year Ended December 31, 1998:
 Allowance for Doubtful Accounts   $1,109     $1,378       $893  (a) $2,079  (b)  $1,301



For the Year Ended December 31, 1997:
 Allowance for Doubtful Accounts     $976     $1,090       $450  (a) $1,407  (b)  $1,109


(a)  Recoveries of accounts previously written off.
(b)  Principally Accounts Receivable written off.

Quarterly Financial and Common Share Information (unaudited)

($ in thousands except per share amounts)

                                                                    Basic and
                                                                    Diluted Earnings
                                                     Consolidated   per Average
                     Operating   Operating  Net          Net        Common
                     Revenues    Income     Income    Earnings      Share

FOR THE QUARTERS
ENDED 1999:
   December 31        $139,723    $13,486   $8,764      $8,188       $0.40
   September 30        141,723     17,463   12,303      11,727        0.57
   June 30             133,443     12,867   (8,013)    (8,590)       (0.42)
   March 31            138,877     11,451    6,169       5,593        0.27

FOR THE QUARTERS
ENDED 1998:
   December 31        $133,416    $13,639   $9,085      $8,509       $0.42
   September 30        136,033     15,461    9,788       9,212        0.45
   June 30             130,046     12,531    6,449       5,872        0.29
   March 31            139,306     18,492   11,693      11,117        0.54



              Report of Independent Accountants


  To the Trustees and Shareholders of Eastern Utilities Associates:

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 on page 57 present fairly, in all material respects, the financial position of Eastern Utilities Associates and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 97 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




  PricewaterhouseCoopers LLP
  Boston, Massachusetts
  March 6, 1999